Form 10-Q
period 2008-06-30
Destiny Minerals Inc.
filed 2008-09-04
CIK 1435772

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-151693

DESTINY MINERALS INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

246 Horsham Avenue
North York, Ontario
Canada M2N 2A6
 (Address of principal executive offices, including zip code.)

(888) 512-9124
 (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,375,000 as of September 3, 2008.

==================================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DESTINY MINERALS INC.
(An Exploration Stage Company)

June 30, 2008

Balance Sheets (Unaudited)                                                      F-1
Statements of Expenses (Unaudited)                                         F-2
Statements of Cash Flows (Unaudited)                                     F-3
Notes to Financial Statements (Unaudited)                                F-4

DESTINY MINERALS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,749	$50

TOTAL ASSETS	$2,749	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Advances from a related party	$35,746	$22,025

TOTAL CURRENT LIABILITIES	35,746	22,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during exploration stage	(33,047)	(22,025)
TOTAL STOCKHOLDERS' DEFICIT	(32,997)	(21,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,749	$50

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
	For the three	For the period from February 12,
	Months Ended	2008 (inception) through
	June 30,2008	June 30, 2008

EXPENSES
General and administrative	$2,895	$4,920
Exploration	3,127	8,127
Legal and accounting	5,000	20,000

NET LOSS	$(11,022)	$(33,047)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from February 12,
	For the Three Months Ended	2008 (inception) through
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,022)	$(33,047)
Net cash used in operating activities	(11,022)	(33,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	13,721	35,746
Proceed from issuance of common stock	-	50
Net cash provided by financing activities	13,721	35,796

Net change in cash	2,699	2,749

Cash, beginning of period	$50	$-

Cash, end of period	$2,749	$2,749

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited interim financial statements of Destiny Minerals Inc. ("Destiny"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Destiny's Annual Report filed with the SEC on Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Destiny's fiscal 2008 financial statements have been omitted.

Note 2.     Going Concern

From February 12, 2008 (date of inception) to June 30, 2008, Destiny has not generated revenues and has accumulated losses of $33,047 since inception. The continuation of Destiny Minerals as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Destiny's ability to continue as a going concern.

Note 3.     Related Party Transactions

At June 30, 2008, Destiny owed its president and sole director, Emad Petro, $35,746 for advances made to Destiny for expenses paid on its behalf for legal, accounting, consulting and administrative fees. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

Note 4.     Subsequent Events

In August, 2008, the Company has raised $7,500 from the sale of 375,000 of common stock through its public offering.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

    We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

    Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

    In March 2008, we acquired one mineral property containing nine mineral claims located in the province of Quebec, Canada. Quebec allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by map designation or by staking. Quebec's mining system promotes the development of mineral resources, while taking other possible uses of the territory into consideration. It is based on the "free mining" principle, which allows the broadest possible access to the territory, regardless of means, on a first come, first serve basis, and where the title obtained includes the exclusive right to search for mineral substances and the assurance of being able to obtain, under certain conditions, the right to mine the mineral substance discovered. The property was recorded by David Zamida. Mr. Zamida transferred the property to us in consideration of $5,000 and a 1% net smelter royalty. Mr. Zamida is a non-affiliate third party.

    A net smelter royalty is a fee paid to a landowner or claimholder that is a percentage of a minerals' value at time of sale. This type of royalty is free of all development, operating and environmental liability costs. Accordingly for every $1 of mineralized material sold, Mr. Zamida will receive $0.01. There is no assurance, however, we will ever discover mineralized material, develop the property and ever sell any mineralized material to anyone.

    We have no revenues, have a loss since inception, have minimal operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our sole officer and director to fund operations.

    We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Our Proposed Exploration Program

    Working with a budget of between $30,000 and $70,000, we plan on doing trenching work with a back-hoe to expose bedrock. Metal detecting, soil and rock chip sampling, and geological mapping will be done once the bedrock is exposed. The object of this work will be to determine if there is a possibility that there is an economically recoverable gold resource on this property. All sample locations will be marked and mapped. The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

    It will take us two to three weeks to complete the trenching and collect the samples. Samples will be shipped to certified assayers located in Montreal, Canada. It will take another two to three weeks to obtain results from the lab. We will plot all sample locations on enlarged topographical maps and provide GPS with these locations.

    Funds will be used exclusively for trenching, grid installation, metal detection, sample collecting, supplies, shipping, lab costs, meals, motels, truck fuel and labor.

    We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

    The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be completed until we raise additional money. That is because we do not have money to complete exploration.

    Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

    We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

    The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. Zamida, a non-affiliate third party and an examination of the property by Mr. Petro, our president. We paid Mr. Zamida $5,000 for the claim. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

    We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

    We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

    We intend to implement an exploration program which consists of:

1.     Compilation of information about the property and property visit.
2.     Mapping and sampling.
3.     Preparation of technical report.
4.     Soil geochemistry and detailed mapping.
5.     Core drilling.

    The breakdowns were made in consultation with Geologica Groupe Conseil whom we intend to retain for our exploration program. We will have the funds to complete items 1-3.

    We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

    If we are unable to complete exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

    We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

    Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

    We anticipate starting exploration activity ninety days after this public offering is completed, weather permitting.

    Access is provided by several trails, tertiary and secondary roads near the property.

    Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we can't remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

    In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

    We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

    The property is undeveloped raw land. Limited exploration in the form of obtaining surface samples, has been conducted. Further exploration will occur when we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the property by David Zamida and a physical examination of the property by Emad Petro, our sole officer and director. The registration of the claims was included in the $5,000 paid to Mr. Zamida. No additional payments were made or are due to Mr. Zamida for his services, with the exception of a 1% smelter royalty. The claims were recorded in our name. Before mineral retrieval can begin, we must explore for and find mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

    We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

    We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

    We don't intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

    The milestones are as follows:

1. June 2008 to September 2008 - Retain Geologica Group Conseil to conduct the geoscientific compilation and site visit. Cost - $6,000. Time involved - 0-90 days.

2. October 2008 to March 2009 - Mapping and sampling of property. Cost - $15,500 to $65,500, depending upon how much is raised in this public offering. Time involved - up to six months, weather permitting.

3. April 2009 to May 2009 - Analysis of samples. Preparation of technical report. Cost - $7,500.

    The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section our prospectus. All funds for the foregoing activities will be obtained from this public offering.

Limited Operating History; Need for Additional Capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

    To become profitable and competitive, we conduct research and exploration of our property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

    To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others.

    Our sole officer and director has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While our sole officer and director has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

    We have the right to explore one property containing nine claims. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

    Since inception, we have sold 5,000,000 shares of our common stock and received $50.

    As of the date of this report, we have issued 375,000 shares of common stock for a total of $7,500.

    We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Petro covered our initial expenses of $22,025 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to David Zamida; Geologica Groupe Conseil, our geological consultants; our attorney; and, our accountant. The amount owed to Mr. Petro is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Petro is oral and there is no written document evidencing the agreement.

    As of June 30, 2008, our total assets were $2,749 and our total liabilities were $35,746 for a working capital deficit of $(32,997).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 25, 2008, the Securities and Exchange Commission declared our Form S-1 registration statement effective (File number 333-151693) permitting us to offer up to 5,000,000 shares of common stock at $0.02 per share. There is no underwriter involved in our public offering. As of the date of this report, we have sold 375,000 shares of common stock for $7,500.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of September, 2008 at North York, Ontario, Canada.

DESTINY MINERALS INC.

BY:	EMAD PETRO
Emad Petro, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version