Form 10-Q/A
period 2008-06-30
Destiny Minerals Inc.
filed 2008-09-05
CIK 1435772

================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,375,000 as of September 4, 2008.

================================================================================================================

EXPLANATORY NOTE

    The shell box was incorrectly checked on the cover of the Form 10-Q indicating we were a shell company as filed on September 4, 2008. This was done in error. We are not a shell company. This amended report is being filed to disclose that we are not a shell company.

PART II. OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 5th day of September, 2008 at North York, Ontario, Canada.

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