Form 10-Q
period 2008-09-30
Destiny Minerals Inc.
filed 2008-11-13
CIK 1435772

======================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
(telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of November 11, 2008.

===================================================================================================================

DESTINY MINERALS INC.

FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Destiny Minerals Inc.
(An Exploration Stage Company)

September 30, 2008

DESTINY MINERALS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$60,617	$50

TOTAL ASSETS	$60,617	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advances from related party	$51,713	$22,025
Accounts payable	2,736	-

TOTAL CURRENT LIABILITIES	54,449	22,025

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 and 5,000,000 shares issued and outstanding, respectively	80	50
Additional paid-in capital	44,554	-
Deficit accumulated during exploration stage	(38,466)	(22,025)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,168	(21,975)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,617	$50

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
			For the period from February 12,
	For the three Months Ended	For the Six Months Ended	2008 (inception) through
	September 30, 2008	September 30,2008	September 30, 2008

EXPENSES

General and administrative	$2,219	$3,078	$5,103
Geologist	2,736	5,863	10,863
Legal and accounting	2,500	7,500	22,500
TOTAL EXPENSES	7,455	16,441	38,466

NET LOSS	$7,455	$(16,441)	$(38,466)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,000,272	5,502,869

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from February 12,
	For the Six Months Ended	2008 (inception) through
	September 30, 2008	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,441)	$(38,466)

Accounts payable	2,736	2,736
Net cash used in operating activities	(13,705)	(35,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	29,688	51,713
Proceeds from issuance of common stock (net of issuance costs of $15,416)	44,584	44,634
Net cash provided by financing activities	74,272	96,347

Net change in cash	60,567	60,617

Cash, beginning of period	50	-

Cash, end of period	$60,617	$60,617

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Destiny Minerals Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Destiny's Annual Report filed with the SEC on Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring and restatement adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Destiny's fiscal 2008 financial statements have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Destiny Minerals will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Destiny Minerals be unable to continue as a going concern. At September 30, 2008, Destiny Minerals has not generated revenues and has accumulated losses since inception. The continuation of Destiny Minerals as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Destiny Minerals' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of September 30, 2008, Destiny Minerals owed Emad Petro, its president and sole director, $51,713 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4.     STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2008, Destiny Minerals sold 3,000,000 share of common stock to investors for total proceeds for $60,000 (net of issuance costs of $15,416) in its public offering.

DESTINY MINERALS INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 5.     RESTATEMENT

Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we concluded that based on our review of our expenses, we would need to restate our interim financial statements for the three months ended June 30, 2008. Incremental direct costs totaling $2,036, comprised primarily of consulting fees, incurred for the issuance of common shares (Note 4) should have been classified as prepaid expenses and then reclassified as a reduction of the proceeds upon the issuance of common shares rather than charged to current operations. The restatement for such amounts reflects our best estimate that should have been recognized in the respective periods.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

    We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

    The property is undeveloped raw land. Limited exploration in the form of obtaining surface samples, has been conducted. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the property by David Zamida and a physical examination of the property by Emad Petro, our sole officer and director. The registration of the claims was included in the $5,000.00 paid to Mr. Zamida. No additional payments were made or are due to Mr. Zamida for his services, with the exception of a 1% smelter royalty. The claims were recorded in our name. Before mineral retrieval can begin, we must explore for and find mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

    We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

    We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

    We intend to implement an exploration program which consists of:

    Compilation of information about the property and property visit.
    Mapping and sampling.
    Preparation of technical report.
    Soil geochemistry and detailed mapping.
    Core drilling.

    We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

    If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

    We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

    The milestones are as follows:

    1. September 2008 to November 2008 - Retain Geologica Group Conseil to conduct the geoscientific compilation and site visit. Cost - $6,000. Time involved - 0-90 days.

    2. December 2008 to April 2009 - Analysis of samples. Preparation of technical report. Cost - $7,500.

    3. May 2009 to September 2009 - Mapping and sampling of property. Cost - $18,000. Time involved - up to six months, weather permitting.

    The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

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

Liquidity and Capital Resources

    To meet our need for cash, we raised money through our public offering. The money we raised will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

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

    We have the right to explore one property containing nine claims. We expect to start exploration operations, weather permitting, within 90 days of completing the offering. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

    Since inception, we have issued 5,000,000 shares of our common stock and received $50.

    As of the date of this report, the Company sold 3,000,000 shares of common stock at $0.02 per share, raising a total of $60,000.

    We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Petro covered our initial expenses of $51,713 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to David Zamida; Geologica Groupe Conseil, our geological consultants; our attorney; and, our accountant. The amount owed to Mr. Petro is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Petro is oral and there is no written document evidencing the agreement.

    As of September 30, 2008, our total assets were $60,617 and our total liabilities were $54,449 for a working capital of $6,168.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 25, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-151693) allowing us to sell 3,000,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. As of September 30, 2008, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $60,000 (net of issuance costs of $15,416). As of September 30, 2008, the Company has 8,000,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total raised as of September 30, 2008	$60,000
Accounting and Legal Fees	$10,380
Consulting Fees	$5,036
Total remaining	$44,584

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008 at North York, Ontario, Canada.

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