Form 10-Q
period 2008-12-31
Destiny Minerals Inc.
filed 2009-02-13
CIK 1435772

==============================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of February 12, 2009.

============================================================================================================================

DESTINY MINERALS INC.

FORM 10-Q
December 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Destiny Minerals Inc.
(An Exploration Stage Company)

December 31, 2008

DESTINY MINERALS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$52,123	$50

TOTAL ASSETS	$52,123	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advances from related party	$53,138	$22,025
Accounts payable	2,761	-

TOTAL CURRENT LIABILITIES	55,899	22,025

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 and 5,000,000 shares issued and outstanding, respectively	80	50
Additional paid-in capital	44,554	-
Deficit accumulated during exploration stage	(48,410)	(22,025)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,776)	(21,975)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,123	$50

The accompanying notes are an integral part of these unaudited financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
			For the period from February 12,
	For the three Months Ended	For the Nine Months Ended	2008 (inception) through
	December 31, 2008	December 31,2008	December 31, 2008

EXPENSES

General and administrative	$4,954	$8,032	$10,057
Geologist	565	6,428	11,428
Legal and accounting	4,425	11,925	26,925
TOTAL EXPENSES	9,944	26,385	48,410

NET LOSS	$(9,944)	$(26,385)	$(48,410)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	6,338,273

The accompanying notes are an integral part of these unaudited financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from February 12,
	For the Nine Months Ended	2008 (inception) through
	December 31, 2008	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,385)	$(48,410)
Accounts payable	2,761	2,761
Net cash used in operating activities	(23,624)	(45,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	31,113	53,138
Proceeds from issuance of common stock (net of issuance costs of $15,416)	44,584	44,634
Net cash provided by financing activities	75,697	97,772

Net change in cash	52,073	52,123

Cash, beginning of period	50	-

Cash, end of period	$52,123	$52,123

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Destiny Minerals will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Destiny Minerals be unable to continue as a going concern. At December 31, 2008, Destiny Minerals has not generated revenues and has accumulated losses since inception. The continuation of Destiny Minerals as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Destiny Minerals' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of December 31, 2008, Destiny Minerals owed Emad Petro, its president and sole director, $53,138 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4.     SSTOCKHOLDERS' EQUITY

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and during the second quarter of fiscal 2009, Destiny Minerals sold 3,000,000 share of common stock to investors for total proceeds for $60,000 (net of issuance costs of $15,416) in its public offering.

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

Milestones

    The milestones are as follows:

    1. December 2008 to June 2009 - Analysis of samples. Preparation of technical report. Cost - $7,500.

    2. July 2009 to December 2009 - Mapping and sampling of property. Cost - $18,000. Time involved - up to six months, weather permitting.

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

    From inception through March 31, 2008, we issued 5,000,000 shares of our common stock and received $50.

    As of the date of this report, the Company sold an additional 3,000,000 shares of common stock at $0.02 per share, raising a total of $60,000.

    We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Petro covered our initial expenses of $53,138 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to David Zamida; Geologica Groupe Conseil, our geological consultants; our attorney; and, our accountant. The amount owed to Mr. Petro is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Petro is oral and there is no written document evidencing the agreement.

    As of December 31, 2008, our total assets were $52,123 and our total liabilities were $55,899 for a negative working capital of $3,776.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 25, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-151693) allowing us to sell 3,000,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. As of December 31, 2008, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $60,000 (net of issuance costs of $15,416). As of December 31, 2008, the Company has 8,000,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses:

Amount at October 1, 2008	$ $	44,584 4,425
Accounting and Legal Fees
Geology		$565
General and Administrative		$4,954
Total remaining		$34,640

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of February, 2009 at North York, Ontario, Canada.

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