Form 10-K
period 2009-03-31
Destiny Minerals Inc.
filed 2009-06-26
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

FOR THE YEAR ENDED March 31, 2009

Commission file number 333-151693

DESTINY MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0579264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

246 Horsham Avenue
North York, Ontario
Canada M2N 2A6
(Address of principal executive offices, including zip code.)

1-888-512-9124
(telephone number, including area code)

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.02 Par Value (and rights attached thereto)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of June 26, 2009.

Number of the registrant's Common Stock outstanding as of June 26, 2009: 8,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "will" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on February 12, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 246 Horsham Avenue, North York, Ontario, Canada M2N 2A6. Our telephone number is (888) 512-9124. This is Mr. Petro's home. We use this space on a rent free basis.

    We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

    In March 2008, we acquired one mineral property containing nine mineral claims located in the province of Quebec, Canada. Quebec allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by map designation or by staking. Quebec's mining system promotes the development of mineral resources, while taking other possible uses of the territory into consideration. It is based on the "free mining" principle, which allows the broadest possible access to the territory, regardless of means, on a first come, first serve basis, and where the title obtained includes the exclusive right to search for mineral substances and the assurance of being able to obtain, under certain conditions, the right to mine the mineral substance discovered. The property was recorded by David Zamida. Mr. Zamida transferred the property to us in consideration of $5,000 and a 1% net smelter royalty in April 2008. Mr. Zamida is a non-affiliate third party.

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

    In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

    Claims may be recorded in the names of individuals or corporations. Prospecting licenses, however, may only be issued in the name of individuals. Our claims are recorded in our name and Emad Petro, our president holds the prospecting license. We have the exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease vertically downward of our property. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

    The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

    There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

    The following is a list of claims and expiration dates:

Date of
Claim No.	Expiration
NTSC 32E07-CDC 123549	September 25, 2009
NTSC 32E07 CDC 123551	September 25, 2009
NTSC 32E07 CDC 123553	September 25, 2009
NTSC 32E07 CDC 123555	September 25, 2009
NTSC 32E07 CDC 123557	September 25, 2009
NTSC 32E07 CDC 123559	September 25, 2009
NTSC 32E08 CDC 123561	September 25, 2009
NTSC 32E08 CDC 123563	September 25, 2009
NTSC 32E08 CDC 123565	September 25, 2009

    In order to maintain these claims we must complete work on the property or pay a fee of approximately CND$1,250 per claim.

Map 1

678 000
679 000
680 000
681 000
682 000
683 000
684 000
5 485 000
5 484 000
5 483 000
5 482 000
Diorite / Quartz Diorite
DDH AA-4
DDH V-71-1
0.05% Cu / 3.96 m
DDH AA-3
0.69 g/t Au / 1.07 m, 0.10% Zn / 1.43 m
DDH AA-2
0.31% Zn, 0.10% Cu / 1.7 m
DDH AA-1
0.28% Zn / 2.59 m
DDH N-8-1
2.06 g/t Au / 1.52 m
Felsic Tuf
Gabbro
Pillowed Basalt
Sheared and Brecciated Basalt
Diabase
Tonalite
DDH P-3
DDH P-1
9.59 g/t Ag / 0.85 m
DDH P-2
Former Diamond Drill Hole
Outcrop

GEOLOGICA INC.

UTM NAD 83 ZONE 17
S.N.R.C. 32E07, 08

1:25 000

250 0 250 500 750

Meters

Destiny Minerals Inc.

Valrennes Property

- Property Geology Map -

Figure 5

Map 2

678 000
679 000
680 000
681 000
682 000
683 000
684 000
5 485 000
5 484 000
5 483 000
5 482 000
2123555
2123557
2123559
2123549
2123551
2123553
2123561
2123563
2123565
950
1000
1050
1100

GEOLOGICA INC.

UTM NAD 83 ZONE 17
S.N.R.C. 32E07, 08

1:25 000

250 0 250 500 750

Meters

Destiny Minerals Inc.

Valrennes Property

- Mining Titles Map -

Figure 3

Map 3

Kernow Resources Devel. Ltd
J Pacific Gold Inc.
Tony Perron
Aur Resources Inc.
GLR Resources Inc.
Agnico Eagle Ltd
Développement Matagami
Exploration Barlow Inc.
Diagnos Inc.
Tony Perron
Société d'exploration minière Vior Inc.
Corporation minière Inmet
Ressources minières Radisson
Agnico Eagle Ltd
Kernow Resources Devel. Ltd
Entr. Minières Globex
Breakwater Resources Ltd
Destiny Minerals Valrennes Property
Glen Griesbach
Soquem Inc.
Ressources Thundermin Inc.
Tony Perron
Explo-Zinc Inc.
A Better Search
Entr. Minières Globex
Explo-Zinc Inc. : Mining Land Holders
Sources : Ressources Naturelles et Faune, Québec (Gestim 2008-03-20)
660 000
670 000
680 000
690 000
700 000
710 000
5 500 000
5 490 000
5 480 000
5 470 000

GEOLOGICA INC.

UTM NAD 83 ZONE 17
S.N.R.C. 32E07, 08, 09, 10

1:250 000

2.5 0 2.5 5 7.5

Kilometers

Destiny Minerals Inc.

Valrennes Property

- Adjacent Properties Map -

Figure 4

Location and Access

    The Valrennes property is located in the north part of the Abitibi Greenstone Belt, approximately 80 kilometres southwest of the town of Matagami in the Abitibi region in Quebec, Canada. The property is easily accessible by several trails, tertiary and secondary roads near the property.

    The property consists of 9 claims respectively located in Valrennes Township covering a surface area of 503.79 hectares. We own 100% interest of the mineral rights, subject to a 1% smelter royalty. There are no native land claims that affect the title to the property. The property was selected due to the presence of silver, gold and copper in the area.

    The property is easily accessible by several trails, tertiary and secondary roads near the property.

Physiography

    The topography is of low relief, which rarely exceeds 100 meters, locally swampy, while spruce forest and mixed birch deciduous, and coniferous forest (tamarack spruce, jackpine) cover the area. Where eskers and glacial deposits are found, the relief makes gently The local climate is that of the Canadian Shield at this latitude, that is to say typically continental, with hard winters extending from October to April, snow which can reach several meters and of total precipitation of 80 centimeters per year. The summers are relatively hot and fairly wet. Qualified manpower and infrastructure are available in the area.

History

    There is evidence of previous exploration activity on the property.

Property Geology

    The local geology consists of hornoclinal basaltic flows with interflows of cherts, minor felsic volcanics and altered mineralized rhyolites.

Supplies

    Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Other Property

    Other than our interest in the property, we own no plants or other property.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     DESCRIPTION OF PROPERTY

    Our business office is located at 246 Horsham Avenue, North York, Ontario, Canada M2N 2A6.

ITEM 3.     LEGAL PROCEEDINGS

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol "DSYM."A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Year
2009	High Bid	Low Bid

Fourth Quarter: 01-01-09 to 03-31-09	$0.00	$0.00
Third Quarter: 10-01-08 to 12-31-08	$0.00	$0.00
Second Quarter: 07-01-08 to 9-30-0	$0.00	$0.00
First Quarter: 04-01-08 to 6-30-08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid

Fourth Quarter: 01-01-08 to 03-31-08	$0.00	$0.00
Third Quarter: 10-01-07 to 12-31-07	$0.00	$0.00
Second Quarter: 07-01-07 to 9-30-07	$0.00	$0.00
First Quarter: 04-01-07 to 6-30-07	$0.00	$0.00

    Of the 8,000,000 shares of common stock outstanding as of March 31, 2009, 5,000,000 shares were owned by our sole officer and director. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

    At March 31, 2009, we had 41 shareholders of record of our common stock.

Status of our public offering

    On July 25, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-151693) allowing us to sell 3,000,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. In December, 2008, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $60,000 (before issuance costs of $15,416). As of March 31, 2009, the Company has 8,000,000 total shares issued and outstanding. There were no underwriters or broker-dealers involved in the public offering. We raised $60,000 in gross proceeds. Since completing our public offering, we have used $56,095 of the proceeds as follows: legal and accounting fees of $29,425; Geology fees $12,096; and administrative fees of $14,574.

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Dividends

    We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

    Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

    Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

    The application of the penny stock rules may affect your ability to resell your shares.

Stock Option Grants

    To date, we have not granted any stock options.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PHASE 1A - Work Completed:

    Destiny Minerals is an exploration stage corporation engaged in the search of mineralizations from mineral deposits or reserves, which are not in either the development or production stage. The business plan is solely to explore one mineral property and if successful look at other exploration situations.

    In April 2008, Destiny Minerals decided to acquire the Valrennes property from Mr. Zamida. The property shows by its emplacement an excellent potential for gold and base metals mineralizations, which characterize the Joutel Mining Camp host of several past gold, silver, copper and zinc deposits and producers. Although no significant values of precious and base metals were obtained from our 2 surface outcrop samples. The property remains strategically well located for mineral exploration.

    On the Valrennes property, three (3) important métallotectes were recognized. The stratigraphic volcano-sedimentary units would be favourable hosts for VMS-type mineralizations; structural (faults, folds) and thermodynamic métallotectes such as young or later intrusions make it favourable for structural and hydrothermal controls; and vein-type injections.

RECOMMENDATIONS

    Following the results obtained in the past in the area and on the property, the authors recommend an exploration program in three (3) phases. Phase 1 will consist of linecutting and ground geophysical surveys on the grid line; reconnaissance mapping and sampling for a total of $60,000. If warranted, Phase 2 will consist of geochemical soil survey and power stripping will be necessary to permit detailed mapping and sampling of the mineralized zones with coincident structures and geophysical conductors for a total of $108,000. If warranted, Phase 3 will consist of diamond drilling to follow up on the results obtained during previous Phases with final work report totalling $312,000. A total budget of $ 480,000 is recommended.

PHASE 1: BASIC EXPLORATION WORK

- Linecutting (50 km at $420/km)                                                                                  21 000 $

- Magnetometric survey (42 km at $100/km)                                                                  4 200 $

- IP survey (14 km at $1200/km)                                                                                  16 800 $

- Mapping and sampling on the grid line
1 geologist and 1 technician: 12 days at $1500/day                                                        18 000 $

Total Phase 1:                                                                                                            60 000 $

PHASE 2: SOIL GEOCHEMISTRY AND DETAILED MAPPING

- Rock sampling and analysis
100 samples at $50/sample                                                                                             5 000 $

- Soil geochemical survey (600 samples at $50/sample)                                                 30 000 $

- Power stripping on outcropping priority showings on the grid line
10 days at 3000$/day (all inclusive)                                                                              30 000 $

- Logistic supplies (transportation, lodging, eating, etc.)                                                 25 000 $

- Data synthesis and digitalization                                                                                   8 000 $

- Follow up work report with maps and figures                                                            15 000 $

Total Phase 2:                                                                                                         108 000 $

PHASE 3: DIAMOND DRILLING (NQ SIZE)

-Diamond Drilling (NQ size) on coinciding structural, geophysical, geological, geochemical anomalies and follow-up on the best values obtained in Phases 3 and 4:

10 DDHs (2000 m @ 140$/m) all inclusive2                                                                   280 000 $

- Data synthesis and digitalization                                                                                      12 000 $

- Work report with color maps and figures                                                                        20 000 $

Total Phase 3:                                                                                                              312 000 $

Total Phases 1 to 3:                                                                                                     480 000 $

Plan of Operation for the Next Twelve Months

    Management is evaluating the results of the geology report to determine what additional work should be done on the property, if any. Currently, that is the Company's only plan and it does not have plans to do any else.

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

Liquidity and Capital Resources

    To meet our need for cash, we raised money through a public offering. The money we raised will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

    Our financial statements have been prepared on a going concern basis. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Destiny be unable to continue as a going concern. As of March 31, 2009, Destiny has a working capital deficiency, has not generated revenues and has accumulated losses of $56,095 since inception. The continuation of Destiny as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Destiny's ability to continue as a going concern.

    Our sole officer and director has advanced us $53,138 for operating expenses associated with our offering and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While our sole officer has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than what was raised through our public offering.

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

    As of March 31, 2009, our total assets were $41,677 and our total liabilities were $53,138.

Off Balance Sheet Arrangements

    We have no off balance sheet arrangements.

Critical Accounting Policies

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue recognition

    The Company's revenue will consist of obtaining the ability to find mineralized material that is economically feasible to extract from our property.

Impairment of long lived assets

    Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Income taxes

    The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Destiny Minerals, Inc.
(An Exploration Stage Company)
Ontario, Canada

We have audited the accompanying balance sheets of Destiny Minerals, Inc. ("Destiny") as of March 31, 2009 and 2008 and the related statements of expenses, cash flows and changes in stockholders' deficit for the year then ended and for the period from February 12, 2008 (inception) through March 31, 2009. These financial statements are the responsibility of Destiny's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Destiny is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Destiny's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Destiny as of March 31, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficit for the year then ended and the period from February 12, 2008 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Destiny will continue as a going concern. As discussed in Note 2 to the financial statements, Destiny has no revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.

www.malone-bailey.com
Houston, Texas
June 23, 2009

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
ASSETS	2009	2008
CURRENT ASSETS
Cash	$41,677	$50

TOTAL ASSETS	$41,677	$50

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advances from a related party	53,138	22,025
TOTAL LIABILITIES	53,138	22,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
8,000,000 and 5,000,000 shares issued and outstanding, respectively	80	50
Additional paid-in capital	44,554	-
Deficit accumulated during exploration stage	(56,095)	22,025
TOTAL STOCKHOLDERS' DEFICIT	(11,461)	(21,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,677	$50

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2009	Year Ended March 31, 2008	For the Period from February 12, 2008 (Inception) through March 31, 2009

EXPENSES
Legal and accounting	$14,425	$15,000	$29,425
Exploration and development	7,096	5,000	12,096
General and administrative	12,549	2,025	14,574

NET LOSS	$(34,070)	$(22,025)	$(56,095)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	6,748,014	5,000,000	N/A

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

		Additional Paid-in Capital		Deficit Accumulated during Exploration Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Stock issued for cash at inception	5,000,000	$50	$-	$-	$50

Net loss	-	-	-	(22,025)	(22,025)

Balance at March 31, 2008	5,000,000	50	-	(22,025)	(21,975)

Issuance of common stock for cash at $0.02 per share ,net of offering costs of $15,416	3,000,000	30	44,554	-	44,584

Net Loss	-	-	-	(34,070)	(34,070)

Balance at March 31, 2009	8,000,000	80	44,554	(56,095)	(11,461)

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Year Ended March 31, 2009	Year Ended March 31, 2008	Accumulated from February 12, 2008 (Inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,070)	$(22,025)	$(56,095)
Net cash used in operating activities	(34,070)	(22,025)	(56,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	44,584	50	44,634
Advances from a related party	31,113	22,025	53,138
Net cash provided by financing activities	75,697	22,075	97,772

Net change in cash	41,627	50	41,677

Cash, beginning of period	$50	$-	$-

Cash, end of period	$41,677	$50	$41,677

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Destiny Minerals Inc. (the "Company") was incorporated in Nevada on February 12, 2008 and its principal business is the acquisition and exploration of mineral resources.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition, Exploration and Development Costs. Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. In addition, the Company may capitalize previously expensed acquisition and exploration costs if it is later determined that the property can economically be developed. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended March 31, 2009, there were no potentially dilutive securities outstanding.

Revenue recognition. Destiny recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped. For the period ended March 31, 2009, Destiny Minerals had no revenues.

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Cash and Cash Equivalents. For purposes of the statement of cash flows, Destiny Minerals considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes. Destiny recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Destiny provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Destiny Minerals does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2.    GOING CONCERN

These financial statements have been prepared on a going concern basis. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Destiny be unable to continue as a going concern. As of March 31, 2009, Destiny has a working capital deficiency, has not generated revenues and has accumulated losses of $56,095 since inception. The continuation of Destiny as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Destiny's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On March 31, 2009, Destiny owed its president and sole director $53,138 for advances made to Destiny. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4.     COMMON STOCK

On February 12, 2008, Destiny issued 5,000,000 common shares to its president and sole director at $0.00001 per share for $50.

In December 2008, the Company closed its public offering by issuing 3,000,000 shares at $0.02 per share for a total of $60,000 (before issuance costs of $15,416).

DESTINY MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 5.     INCOME TAXES

Destiny uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Destiny incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $56,000 at March 31, 2009, and will expire in the year 2029.

	2009	2008

Statutory rate	34%	34%
Income taxes at statutory rate	$11,583	$7,489

	11,583	7,489
Increase in valuation allowance	(11,583)	(7,489)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$19,072	$7,489

Valuation allowance	(19,072)	(7,489)

Net deferred tax assets	$-	$-

NOTE 6.     MINERAL PROPERTIES

We currently hold 100% interest in the Valrennes property. We purchased the nine claims comprising the Valrennes from an individual who serves as our consultant in Quebec. We own mining concessions for the property, which are subject to a 1% net smelter return on any production to this consultant. We paid the consultant $5,000 for the property and no royalties are due at this time. The property is in the exploration stage and has no proven or probable reserves.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements on accounting and financial disclosures since inception through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2009, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We expect to report on our assessment of internal controls over financial reporting as of March 31, 2010.

Changes in Internal Control over Financial Reporting

    No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Emad Petro 246 Horsham Avenue North York, Ontario Canada M2N 2A6	34	President, principal executive officer, treasurer, principal financial officer and sole member of the board of directors

    The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

    Since our inception on February 12, 2008, Emad Petro has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. From January 2003 to December 2003 Mr. Petro was employed as a room division manager with Western Hotel located in Toronto, Ontario. From April 2004 to September, 2006, Mr. Petro worked in the Wealth Management department of CIBC, a major financial services company in the areas of private banking, portfolio management and investment management.

From September 2006 to present day Mr. Petro is the managing partner of HotSpot Auto Parts, auto parts business located in Pickering, Ontario.

Involvement in Certain Legal Proceedings

    Our director, executive officer and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

    We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

    As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ended March 31, 2009 and March 31, 2008. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Emad Petro	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

    We do not anticipate paying any salaries in 2009. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

    The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Emad Petro	2009	0	0	0	0	0	0

Pension Benefits and Compensation Plans

    We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

    SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officer, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

    As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

    Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

    Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold

Emad Petro 246 Horsham Avenue North York, Ontario Canada M2N 2A6	5,000,000	100%	5,000,000	62.50%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company's fiscal year ended March 31, 2009.

Director Independence

    Our common stock is quoted on the Over-the-Counter Bulletin Board, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Emad Petro is our chief executive officer, president, and a member of the board of directors. As a result, we do not have any independent directors.

    As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Board of Directors

    Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board's primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

    The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company's strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company's internal control and management information systems;
  approving any major changes to our company's capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Nomination of Directors

    The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

    The board intends that individual director assessments be conducted by other directors, taking into account each director's contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company's major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

    The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2009 and March 31, 2008 for professional services rendered by Malone & Bailey, PC, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Audit Fees	$12,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$5,000

    In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

    The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	06/16/08	3.1

3.2	Bylaws.	S-1	06/16/08	3.2

4.1	Specimen Stock Certificate.	S-1	06/16/08	4.1

10.1	Smelter Agreement	S-1	06/16/08	10.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	06/16/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of North York, Ontario, Canada, on this 26th day of June, 2009.

DESTINY MINERALS INC.

BY:	EMAD PETRO
Emad Petro, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

EMAD PETRO	President, Principal Executive Officer, Treasurer,	June 26, 2009
Emad Petro	Principal Accounting Officer, Principal Financial
Officer, and sole member of the Board of Director

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	06/16/08	3.1

3.2	Bylaws.	S-1	06/16/08	3.2

4.1	Specimen Stock Certificate.	S-1	06/16/08	4.1

10.1	Smelter Agreement	S-1	06/16/08	10.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	06/16/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X