Form 10-Q
period 2009-06-30
Destiny Minerals Inc.
filed 2009-08-07
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53711

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 as of August 4, 2009.

DESTINY MINERALS INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Destiny Minerals Inc.
(An Exploration Stage Company)

June 30, 2009

DESTINY MINERALS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$31,415	$41,677

TOTAL ASSETS	$31,415	$41,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$204	$-
Advances from related party	53,263	53,138

TOTAL CURRENT LIABILITIES	53,467	53,138

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 8,000,000 shares issued and outstanding, respectively	80	80
Additional paid-in capital	44,554	44,554
Deficit accumulated during exploration stage	(66,686)	(56,095)
TOTAL STOCKHOLDERS' DEFICIT	(22,052)	(11,461)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,415	$41,677

The accompanying notes are an integral part of these unaudited financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the period from February 12, 2008 (inception) through
	June 30, 2009	June 30,2008	June 30, 2009

EXPENSES

Consulting	$4,740	$2,286	$12,475
Other General and administrative	615	609	7,455
Geologist	236	3,127	12,331
Legal and accounting	5,000	5,000	34,425
TOTAL EXPENSES	10,591	11,022	66,686

NET LOSS	$(10,591)	$(11,022)	$(66,686)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	n/a

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	5,000,000	n/a

The accompanying notes are an integral part of these unaudited financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three	For the Three	For the period from February 12,2008 (inception) through
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,591)	$(11,022)	$(66,686)
Changes in assets and liabilities:
Accounts payable	204	-	204
Net cash used in operating activities	(10,387)	(11,022)	(66,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	44,634
Advances from a related party	125	13,721	53,263
Net cash provided by financing activities	125	13,721	97,897

Net change in cash	(10,262)	2,699	31,415

Cash, beginning of period	41,677	50	-

Cash, end of period	$31,415	$2,749	$31,415

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

DESTINY MINERALS INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Destiny Minerals Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Destiny's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring and restatement adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Destiny's fiscal 2009 financial statements have been omitted.

NOTE 2.     GOING CONCERN

From inception to June 30, 2009, Destiny Minerals has not generated revenues and has accumulated losses. The continuation of Destiny Minerals as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Destiny Minerals' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of June 30, 2009, Destiny Minerals owed Emad Petro, its president and sole director, $53,263 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4.     RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to current year classifications.

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

    Our financial statements have been prepared on a going concern basis. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Destiny be unable to continue as a going concern. As at June 30, 2009, Destiny has a working capital deficiency, has not generated revenues and has accumulated losses of $66,686 since inception. The continuation of Destiny as a going concern is dependent upon the continued financial support from its shareholders, the ability of Destiny Minerals to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Destiny's ability to continue as a going concern.

    Our sole officer and director has advanced us $53,263 for operating expenses associated with our offering and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While our sole officer has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than what was raised through our public offering.

    From inception through June 30, 2009, we issued 8,000,000 shares of our common stock and received $44,634.

    On October 8, 2008, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $60,000 (net of issuance costs of $15,416).

    We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Mr. Petro has covered some our expenses totalling $53,263 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to David Zamida; Geologica Groupe Conseil, our geological consultants; our attorney; and, our accountant. The amount owed to Mr. Petro is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Petro is oral and there is no written document evidencing the agreement.

    As of June 30, 2009, our total assets were $31,415 and our total liabilities were $53,467.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T(A).     CONTROLS AND PROCEDURES.

a)     Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 25, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-151693) allowing us to sell 3,000,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. On October 8, 2008, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $60,000 (net of issuance costs of $15,416). As of June 30, 2009, the Company has 8,000,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses:

Accounting and Legal Fees	$5,000
Consulting	$4,740
Geology	$236
General and Administrative	$615
Total remaining	$31,415

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of August, 2009 at North York, Ontario, Canada.

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