Form 10-Q
period 2009-09-30
AMICO GAMES CORP.
filed 2009-11-16
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53711

AMICO GAMES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

246 Horsham Avenue
North York, Ontario
Canada M2N 2A6
(Address of principal executive offices, including zip code)

(888) 512-9124
(Registrant's telephone number, including area code)

Destiny Minerals, Inc.
(Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

As of November 16, 2009, the registrant had 48,000,000 outstanding shares of common stock. However, if the registrant completes its share exchange and reverse merger transaction as contemplated, the registrant will issue an additional 24,700,000 shares of common stock, bringing the number of outstanding shares of common stock to 72,700,000.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II - OTHER INFORMATION

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

AMICO GAMES CORP.
(Formerly Destiny Minerals Inc.)
(A Development Stage Company)

September 30, 2009

AMICO GAMES CORP. (Formerly Destiny Minerals Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$3,596	$41,677
Loan Receivable	20,000	-

TOTAL ASSETS	$23,596	$41,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$205	$-
Advances from related party	53,263	53,138

TOTAL LIABILITIES	53,468	53,138

STOCKHOLDERS' DEFICIT
Preferred stock, 600,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 600,000,000 shares authorized, $0.00001 par value; 48,000,000 shares issued and outstanding, respectively	480	480
Additional paid-in capital	44,154	44,154
Deficit accumulated during exploration stage	(74,506)	(56,095)
TOTAL STOCKHOLDERS' DEFICIT	(29,872)	(11,461)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,596	$41,677

The accompanying notes are an integral part of these unaudited financial statements.

AMICO GAMES CORP. (Formerly Destiny Minerals Inc.)
(A Development Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					For the period
					From
					February 12, 2008 (inception)
	Three Months Ended		Six Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

COSTS AND EXPENSES

Consulting	$3,520	$-	$8,260	$-	$15,995
Other General and administrative	300	2,219	915	3,078	7,754
Geologist	-	2,736	2,361	5,863	12,332
Legal and accounting	4,000	2,500	9,000	7,500	38,425

NET LOSS	$(7,820)	$(7,455)	$(18,411)	$(16,441)	$(74,506)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	48,000,000	36,001,632	48,000,000	36,001,632	N/A

The accompanying notes are an integral part of these unaudited financial statements.

AMICO GAMES CORP. (Formerly Destiny Minerals Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008	For the period from February 12, 2008 (inception) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,411)	$(16,441)	$(74,506)
Changes in assets and liabilities:
Accounts payable	205	2,736	205
Net cash used in operating activities	(18,206)	(13,705)	(74,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	44,584	44,634
Advances from a related party	125	29,688	53,263
Net cash (used in) provided by financing activities	125	74,272	97,906

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Receivable	(20,000)	-	(20,000)
Net cash (used in) provided by financing activities	(20,000)	-	(20,000)

Net change in cash	(38,081)	60,567	3,596

Cash, beginning of period	41,677	50	-

Cash, end of period	$3,596	$60,617	$3,596

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

AMICO GAMES CORP.
(Formerly Destiny Minerals Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Amico Games Corp. (formerly Destiny Minerals Inc.) (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring and restatement adjustments, necessary for a fair presentation of the Company's financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in the Company's fiscal 2009 financial statements have been omitted.

Certain reclassifications have been made to prior period amounts to conform to current year classifications.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC 885, "Subsequent Events". This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 885did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have nonrecognizable subsequent events as disclosed in Footnote 7.

NOTE 2.     GOING CONCERN

From inception to September 30, 2009, the Company has not generated revenues and has accumulated losses. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

AMICO GAMES CORP.
(Formerly Destiny Minerals Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 3.     RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company owed Emad Petro, its President and sole director, $53,263 for expenses paid on the Company's behalf for legal, accounting, consulting and administrative fees. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4.     NOTES RECEIVABLE

On September 23, 2009, the Company entered into a Loan Agreement with Galaxy Software (Guangzhou) Limited ("Galaxy"), whereby the Company agreed to loan Galaxy $20,000. The loan is unsecured, non-interest bearing and due on March 1, 2010.

NOTE 5.     PREFERRED STOCK AND COMMON STOCK

The Company's preferred stock may be divided into and issued in series by its Board of Directors. The Board is authorized to fix and determine the designations, rights, qualifications, preferences, limitations and terms, within legal limitations. As of September 30, 2009 and March 31, 2009, there was no preferred stock issued and outstanding.

On September 22, 2009, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 6:1 forward split of its issued, outstanding and authorized common stock. The forward split increased the number of the shares of the Company's authorized common stock to 600,000,000, with a par value of $0.00001, and the number of shares of the Company's issued and outstanding common stock to 48,000,000.

NOTE 6.     MINING CLAIMS

On September 25, 2009, the Company allowed its claim to the Valreness property to lapse. Based on limited exploration work on the property, the Company's management made the decision that the property did not merit additional expenditures.

NOTE 7.     SUBSEQUENT EVENTS

The Company received a notice from FINRA that both the name change and the forward split were processed and declared effective as of the opening of business on October 6, 2009. The Company's stock symbol was concurrently changed to AMCG.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section of this report includes a number of forward-looking statements that reflect the current views of Amico Games Corp. ("us", "we", "our", the "Company") with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

    We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.

    Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and we do not anticipate generating any revenues for the foreseeable future. There is no assurance we will ever generate any revenues. Accordingly, we must raise cash from other sources, and our only other source for cash at this time is investments by others, which we must do to stay in business.

Business Overview

    We were incorporated on February 12, 2008 under the name Destiny Minerals Inc. From our inception until recently, we were an exploration stage corporation engaged in the exploration and development of mineral resource properties.

    On September 25, 2009 we allowed the claim to the sole property in our portfolio, the Valreness property, to lapse. Our management made the decision that the property did not merit any additional expenditure based on limited exploration work.

    It is our intention to complete a share exchange and reverse merger transaction with Galaxy Software (Guangzhou) Limited, a People's Republic of China corporation ("Galaxy"). On September 14, 2009 we signed a letter of intent with Galaxy regarding this transaction. We are currently negotiating some specific terms of the transaction with Galaxy, and if these negotiations are successful, we will disclose the signing of a definitive agreement in a Current Report on Form 8-K.

    We may not complete the share exchange and reverse merger transaction as contemplated, as there are a number of conditions precedent to closing the transaction in the letter of intent that must be fulfilled. We anticipate that all of these will be included in any definitive agreement, and they include obtaining approval for the transaction from both our shareholders and Galaxy's shareholders, completing our due diligence on Galaxy with satisfactory results, Galaxy completing their due diligence on us with satisfactory results, and receiving audited financial statements from Galaxy as required by the Securities and Exchange Commission. We also anticipate that if we close the transaction we will issue an additional 24,700,000 shares of our common stock, net of any planned cancellations.

Limited Operating History and Need for Capital

    We have limited financial information upon which an evaluation of our performance can be made. We are a development stage corporation and have not generated any revenues from our operations. Our business is subject to risks inherent in the establishment of a new enterprise, including limited capital resources.

    We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended September 30, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

    We will require funds in excess of our current cash and working capital resources to carry on our business over the next 12 months. We intend to raise the balance of our cash requirements from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

    If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Results of Operations

    For the three months ended September 30, 2009 we incurred a net loss of $7,820, compared to a net loss of $7,455 during the same period in fiscal 2008. We did not experience any net loss per share for the three months ended September 30, 2009, nor did we experience any net loss per share for the same period in fiscal 2008.

    For the six months ended September 30, 2009 we incurred a net loss of $18,411, compared to a net loss of $16,441 during the same period in fiscal 2008. We did not experience any net loss per share for the six months ended September 30, 2009, nor did we experience any net loss per share for the same period in fiscal 2008.

    From our inception on February 12, 2008 to September 30, 2009 we incurred a net loss of $74,506.

    Our total operating expenses for the three months ended September 30, 2009 were $7,820, compared to total operating expenses of $7,455 for the same period in fiscal 2008. Our total operating expenses for the six months ended September 30, 2009 were $18,411, compared to total operating expenses of $16,441 for the same period in fiscal 2008. Our total operating expenses from our inception on February 12, 2008 to September 30, 2009 were $74,506.

    Our total operating expenses for the three months ended September 30, 2009 consisted of $3,520 in consulting fees, $4,000 in other general and administrative expenses and $300 in legal and accounting fees. We did not incur any other operating expenses during this period.

    Our total operating expenses for the six months ended September 30, 2009 consisted of $8,260 in consulting fees, $915 in other general and administrative expenses and $9,000 in legal and accounting fees. We did not incur any other operating expenses during this period.

    Our operating expenses from our inception on February 12, 2008 to September 30, 2009 consisted of $15,995 in consulting fees, $7,754 in other general and administrative expenses, $12,321 in geologist expenses and $38,425 in legal and accounting fees.

    Our general and administrative expenses include meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, and courier and postage costs.

Liquidity and Capital Resources

    As of September 30, 2009 we had cash and total assets of $23,596 As of September 30, 2009 we had current assets of $23,596, current liabilities of $53,468 and a working capital deficit of $29,872. Our accumulated deficit from our inception on February 12, 2008 to September 30, 2009 was $74,506 and was funded primarily through equity financing.

    For the six months ended September 30, 2009 we spent net cash of $18,206 on operating activities, compared to net cash spending of $13,705 on operating activities during the same period in fiscal 2008.

    For the six months ended September 30, 2009 we use net cash of 125 in financing activities, compared to net cash received of $74,272 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities during the six months ended September 30, 2008 was primarily due to a decrease in advances from related parties.

    For the six months ended September 30, 2009 we use net cash of 20,000 in investing activities, compared to $-0- net cash used in investing activities during the same period in fiscal 2008. The increase in receipts from investing activities during the six months ended September 30, 2008 was primarily due to entry into a loan agreement with Galaxy Software (Guangzhou) Limited.

    Our sole officer and director has advanced us $53,263 for operating expenses. This amount is non-interest bearing, unsecured and due on demand. Our agreement with our sole officer and director regarding this amount is oral and there is no written document evidencing its terms.

    From our inception on February 12, 2008 to September 30, 2009, we issued 48,000,000 shares of our common stock in exchange for cash proceeds of $44,634.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 4T.     CONTROLS AND PROCEDURES.

Disclosure Controls

    We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

    We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) during the quarterly period ended September 30, 2009 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 25, 2008, the Securities and Exchange Commission declared our Form S-1 registration statement effective (SEC File no. 333-151693) allowing us to sell 18,000,000 shares of common stock minimum, 30,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering.

    On October 8, 2008, we completed our public offering by issuing 18,000,000 shares of common stock and raising $60,000 (net of issuance costs of $15,416). As of September 30, 2009, we had 48,000,000 shares of common stock issued and outstanding. We have used some of the funds raised from our public offering for operating expenses as follows:

Accounting and Legal Fees	$4,000
Consulting	$3,520
Geology	$-
Other General and Administrative	$300
Total Remaining	$23,596

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    On September 14, 2009, we signed a letter of intent with Galaxy Software (Guangzhou) Limited, a Peoples Republic of China corporation ("Galaxy"), to enter into a share exchange and reverse merger transaction. The letter of intent is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

    On September 22, 2009, we filed a Certificate of Change with the Nevada Secretary of State to effect a 6:1 forward split of our issued, outstanding and authorized common stock. The forward split increased the number of shares of our authorized common stock to 600,000,000, with par value of $0.00001, and the number of shares of our issued and outstanding common stock to 48,000,000.

    On September 23, 2009, we entered into a Loan Agreement with Galaxy whereby we agreed to loan Galaxy $20,000. The loan is unsecured, non-interest bearing and due on March 1, 2010. A copy of the Loan Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

    On September 23, 2009, we filed Articles of Merger with the Nevada Secretary of State to effect a merger with our wholly owned subsidiary, Amico Games Corp., and assume the subsidiary's name. We incorporated the subsidiary on September 14, 2009 for the purpose of effecting this name change, and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

    On September 25, 2009, we allowed the claim to the sole property in our portfolio, the Valreness property, to lapse. Our management made the decision that the property did not merit any additional expenditure based on limited exploration work.

    We received a notice from FINRA that both our name change and forward split were processed and declared effective as of the opening of business on October 6, 2009.  Our stock symbol was concurrently changed to AMCG.

ITEM 6.  EXHIBITS.
Exhibit No.	Document Description
3.1	Certificate of Change filed with the Nevada Secretary of State on September 22, 2009 (1)
3.2	Articles of Merger filed with the Nevada Secretary of State on September 23, 2009 (1)
10.1	Letter of Intent with Galaxy Software (Guangzhou) Limited dated September 14, 2009
10.2	Loan Agreement with Galaxy Software (Guangzhou) Limited dated September 23, 2009
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Includes as exhibits to our Current Report on Form 8-K filed on September 30, 2009.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	AMICO GAMES CORP.

	BY:	/s/ EMAD PETRO
Emad Petro President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director