Form 10-Q
period 2010-02-28
AMICO GAMES CORP.
filed 2010-04-14
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-53711

AMICO GAMES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room North-02, 9th Floor, Flat A,
No. 89 Zhongshan Avenue West, Tianhe District,
Guangzhou, Canton Province, China 510630
 (Address of principal executive offices)

(86) 20 8556 2666
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 14, 2010, the registrant had 73,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated interim financial statements of Amico Games Corp. (the “Company”, “Amico”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Financial Statement Index:

AMICO GAMES CROP.
Consolidated Balance Sheets
As of February 28, 2010 and August 31, 2009

	Feb. 28, 2010	Aug. 31, 2009
	(unaudited)
Current Assets
Cash and cash equivalents	$170,365	$191,470
Accounts receivable, net	307,490	390,082
Prepaid expenses and other receivables	32,882	30,636
Total Current Assets	510,737	612,188

Property, plant and equipment, net	40,513	31,474
Intangible assets & deferred charges	542	517
Total Assets	$551,792	$644,179

Current Liabilities
Payables and accrued liabilities	$20,926	$10,592
Dividend payable	-	289,203
Due to related parties (S/T)	13,185	13,176
Income taxes payable	63,458	52,322
Other taxes payable	4,340	5,500
Wages payable	48,697	72,178
Loan facility	30,035	-
Total Current Liabilities	180,641	442,971

Total Liabilities	$180,641	$442,971

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	$-
Common stock, 100,000,000 and 600,000,000 shares authorized, $0.00001 par value; 54,500,000
and 73,000,000 issued and outstanding at August 31, 2009 and February 28, 2010, respectively		545
Additional paid in capital	281,618	107,803
Accumulated other comprehensive income	12,651	12,344
Retained earnings	76,152	80,516
Total Stockholders' Equity	371,151	201,208

Total Liabilities and Stockholders' Equity	$551,792	$644,179

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CROP.
Consolidated Statements of Operations
For the Three and Six Month Ended February 28, 2010 and 2009
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Revenue	$458,076	$253,663	$925,602	$544,627
Operating Costs and Expenses:
Selling expenses	165,472	114,409	307,396	132,041
A&G expenses	417,733	193,296	590,696	412,076
Depreciation of property, plant and equipment	4,325	3,196	8,686	7,533
Total operating costs and expenses	587,530	310,901	906,778	551,650
Income (Loss) From Operations	(129,454)	(57,238)	18,824	(7,023)
	-	-
Interest income	(236)	(127)	(392)	(453)
Interest expenses	841	11	1,022	23

Income (Loss) Before Income Taxes	(130,059)	(57,122)	18,194	(6,593)
Income Tax Expense
Current	1,527	(1,552)	22,558	4,675
	-	-
Net Loss	$(131,586)	$(55,570)	$(4,364)	$(11,268)

Other Comprehensive Income
Foreign currency translation adjustment	572	(536)	307	152
Comprehensive Income	$(131,014)	$(56,106)	$(4,057)	$(11,116)

Earnings Per Share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	66,820,000	54,500,000	60,625,967	54,500,000

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CROP.
Consolidated Statements of Cash Flows
For the Six Month Ended February 28, 2010 and 2009
(Unaudited)

	For the Six Months Ended
	February 28,
	2010	2009
Operating activities
Net loss	$(4,364)	$(11,268)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	8,686	7,533
Common stock issued for services	174,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	82,592	(285,882)
Prepaid expenses and other receivables	(2,246)	19,044
Accounts payable and accrued liabilities	(3,171)	79,891
Deferred tax	-	(60,213)
Due to related parties	9	(650)
Net cash provided by (used in) operating activities	255,506	(251,545)
Investing activities
Property, plant and equipment additions	(17,750)	(2,650)
Net cash used in investing activities	(17,750)	(2,650)
Financing activities
Payment of dividend	(289,203)	-
Proceeds from borrowings on loan facility	105,000	-
Principal payments on loan facility	(74,965)	-
Net cash used in financing activities	(259,168)	-

Effect of exchange rate changes on cash and cash equivalents	307	152

Increase (decrease) in cash and cash equivalents	(21,105)	(254,043)

Cash and cash equivalents, beginning of year	191,470	297,808

Cash and cash equivalents, end of year	$170,365	$43,765

Supplemental Disclosures
Interest	$(392)	$(453)
Income taxes paid	$11,433	$-

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CROP.
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended February 28, 2010 and the Year Ended August 31, 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par ($0.00001)
Balance as of August 31, 2008	54,500,000	$545	$397,006	$11,810	$(116,979)	$292,382

Net income for the year					197,495	197,495

Foreign currency translation adjustment				534		534

Dividend			(289,203)			(289,203)

Balance as of August 31, 2009	54,500,000	$545	$107,803	$12,344	$80,516	$201,208

Effect of reverse merger	18,200,000	182	(182)			-

Common shares issued for services	300,000	3	173,997			174,000

Net income for the six months ending					(4,364)	(4,364)

Foreign currency translation adjustment				307		307

Balance as of February 28, 2010 (unaudited)	73,000,000	$730	$281,618	$12,651	$76,152	$371,151

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CROP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2010

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, and BASIS OF PRESENTATION

Organization and Nature of Business

The Company was incorporated under the name of Destiny Minerals Inc. on February 12, 2008 under the laws of the State of Nevada.  On September 23, 2009, the Company filed an amendment to its articles of incorporation to change the name to Amico Games Corp. (“Amico Games” or “the Company”).

On December 31, 2009, the Company closed a reverse merger with Vodafun Limited (“Vodafun”). Vodafun has no other material operations except a series of contractual arrangements with Galaxy Software (Guangzhou) Limited (“Galaxy”), a private-owned company incorporated under the laws of the People’s Republic of China on November 15, 2001 with a registered capital of RMB 3,000,000 that was fully paid up.

On December 31, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vodafun Limited (“Vodafun”), a company incorporated under the laws of British Virgin Islands on January 8, 2009, as its wholly owned subsidiary.  Vodafun has entered into a series of contractual obligations with Galaxy Software (Guangzhou) Limited (“Galaxy”), a company incorporated under the laws of the People’s Republic of China (“China”) that is engaged in the business of developing and operating cellphone multiplayer games for the Chinese market, as well as the holders of 100% of the voting shares of Galaxy.

The Company’s relationship with Galaxy and its shareholders is governed by a series of contractual arrangements among Vodafun, Galaxy and the 100% holders of the share capital of Galaxy (the “Galaxy Shareholders”) entered on April 15, 2009.  The contractual arrangements include Consulting Services Agreement, Business Operating Agreement, Equity Pledge Agreement, Exclusive Option Agreement, and Voting Right Proxy Agreement. Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements.  Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.

Galaxy is an information technology company primarily specialized in developing and operating cell phone multiplayer games in mainland China. Galaxy is a leading developer of cell phone games that are networked to serve a population of multiplayer users and delivered across JAVATM and WAP platforms over 3G and 2.5G mobile telecommunication network in China.  Currently, Galaxy mainly distributes its mobile games on the QQ Game Platform in China and is developing its own game platform with as well as a separate platform with 3G compatibility.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).   The Company’s consolidated financial statements include the financial statements of Vodafun Limited and Galaxy Software (Guangzhou) Limited.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2009.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2010 and 2009, and the results of its operations and cash flows for the six month periods ended February 28, 2010 and 2009. The results of operations for the period ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Galaxy is considered a variable interest entity (“VIE”), and Vodafun, the Company’s wholly owned subsidiary, is the primary beneficiary. The Company’s relationships with Galaxy and its shareholders are governed by a series of contractual arrangements between the Company and Galaxy, which is an operating company in the PRC. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.  On April 15, 2009, Vodafun entered into the following contractual arrangements with Galaxy:

(1) Consulting Services Agreement. Pursuant to the consulting services agreement between Vodafun and Galaxy, dated April 15, 2009, Vodafun has the exclusive right to provide Galaxy with consulting services and daily operations, including general business operations in relation to the cell phone game development, human resources, research and development, and business growth, and support the daily operation costs and daily expenses. Galaxy pays an annual consulting service fee to Vodafun that is equal to 100% of Galaxy’s net revenue for such year, based on the annual financial statements. This agreement shall remain in force unless otherwise terminated. Vodafun is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.  All intercompany transactions, including this service fee, have been eliminated in the consolidated financial statements presented.

(2) Business Operating Agreement. Pursuant to the business operating agreement among Vodafun and Galaxy, dated April 15, 2009, Vodafun provides Galaxy guidance and instruction on Galaxy’s daily operations, financial management and employment issues. Vodafun has the right to appoint or remove Galaxy’s directors and executive officers. In addition, Vodafun agrees to guarantee Galaxy’s performance under any agreements or arrangements relating to its business arrangement with any third party. Upon the request of Galaxy, Vodafun agrees to provide loans to support its operation’s capital requirements and to provide guarantee if the Company needs to apply for loans from a third party. In return, Galaxy agrees to pledge its accounts receivable and all of its assets to Vodafun. The term of this agreement is ten years; and may be extended or terminated only by 30-day prior written notice served by Vodafun (or its designated party). Vodafun is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.

(3) Equity Pledge Agreement. Under the equity pledge agreement between Vodafun and Galaxy, dated April 15, 2009, Galaxy’s 100% shareholders pledged all of their equity interests in Galaxy to Vodafun to guarantee its performance of its obligations under the Business Operating Agreement. If Galaxy or its shareholders breaches their respective contractual obligations, Vodafun, as Pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The 100% shareholders of Galaxy also agreed that upon occurrence of any event of default, Vodafun shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the 100% shareholders of Galaxy to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Vodafun may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The 100% shareholders of Galaxy agreed not to dispose of the pledged equity interests or take any actions that would prejudice Vodafun’s interest. This equity pledge agreement shall expire two years after Galaxy’s obligations under the Consulting Services Agreement have been fulfilled. Vodafun is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.

(4) Exclusive Option Agreement. Under the exclusive option agreement between Vodafun and Galaxy, dated on April 15, 2009, all the shareholders of Galaxy irrevocably granted to Vodafun (or its designated person) an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Galaxy for the minimum amount of consideration permitted by applicable PRC law. Vodafun (or its designated person) has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from April 15, 2009 and may be extended prior to its expiration by written agreement of the parties.

(5) Voting Right Proxy Agreement. Under the voting right proxy agreement between Vodafun and Galaxy, dated on April 15, 2009, all shareholders of Galaxy agreed to irrevocably grant Vodafun with the right to exercise the 100% shareholders of Galaxy’s voting rights and their other rights, including the attendance at and the voting of the all the shares held by 100% shareholders of Galaxy at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Articles of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Galaxy, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of the Galaxy. The proxy agreement may be terminated by joint consent of the parties or upon 30-day written notice from Vodafun.

The accounts of Galaxy are consolidated in the accompanying financial statements pursuant to generally accepted accounting standards pertaining to variable interest entities (“VIE”).  As a VIE, Galaxy’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Galaxy’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Galaxy that requires consolidation of the Company’s and Galaxy’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of February 28, 2010 and August 31, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at February 28, 2010 and August 31, 2009.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 0% salvage value of original cost, over the estimated useful lives of the assets as follows:

Office equipment	5 years
Electronic equipment	5 years
Furniture	5 years
Automobiles	5 years

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.

Intangible Assets and Long-Lived Assets

The Company has one category of intangible assets, application fee for the copyright of cell phone games, which is amortized using the straight-line method over approximately 5 years, which is the estimated economic life of the asset.  The company evaluates long-lived assets for impairment annually.

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of February 28, 2010, there were three cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, and Fantasy Wulin. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Comprehensive Income

The Company has adopted the standard issued by the FASB, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”), the PRC’s currency. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates for the balance sheets in effect at February 28, 2010 and August 31, 2009 were RMB 1 for $0.146499 and $0.146512, respectively.

Stock Options and Similar Equity Instruments

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the standard issued by the FASB "Share-Based Payment". The standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company does not have any instruments subject to compliance with this standard.

Income Taxes

The Company accounts for income taxes in accordance with the standard issued by the FASB, and related FASB interpretation . In accordance with this standard, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Share

The Company has adopted the provisions of standard issued by the FASB which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the six months ended February 28, 2010 and 2009, basic and diluted loss per share are $0.00 and $0.00, respectively.

Fair Value of Financial Instruments

The Company adopted the standard issued by the FASB, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of February 28, 2010 and August 31, 2009 on a non-recurring basis:

Total Gains
Description	Level 1	Level 2	Level 3	(Losses)
	$-	$-	$-	$-

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended February 28, 2010 and August 31, 2009, there were no applicable items on which the fair value option was elected.

Concentrations of Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Approximately all of the accounts receivable at February 28, 2010 and August 31, 2009 consisted of amounts due from Tencent.  These amounts were $307,490 and $390,082, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued a standard concerning business consolidations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The standard is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after December 31, 2008. The adoption of the standard, effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued a standard concerning non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the standard to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued a standard pertaining to disclosures of derivative interests and hedging activities.. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the standard to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a standard.  that clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by the former guidance for this area. Additionally, it specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted the standard beginning January 1, 2009, and this standard must be applied on a retroactive basis.  The adoption of this standard did not impact the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued a standard pertaining to the hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. The adoption of this standard did not have a material impact on the preparation of these consolidated financial statements.

On June 16, 2008, the FASB issued a staff position to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The staff position determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008.

In June 2008, the FASB reached a consensus on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  The new guidance mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of this guidance, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of  these changes will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on it’s consolidated financial statements.

In December 2008, the FASB issued guidance to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. This guidance is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of this guidance did not have an impact on its consolidated financial position and results of operations.

In May 2009, the FASB issued a standard that establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). It requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  This pronouncement has been adopted in this filing.

In June 2009, the FASB issued a standard concerning the codification and the hierarchy of Generally Accepted Accounting Principles.  The standard will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

On July 1, 2009, the Company adopted ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The standard also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of the standard did not have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $32,882 and $30,636 as of February 28, 2010 and August 31, 2009, respectively, as follows:

	Feb. 28, 2010	Aug. 31, 2009
Prepaid Expenses – Poly Tech	$-	$8,333
Home Loans to Employees	17,577	17,568
Other Receivables	15,305	4,735
Total Prepaid Expenses and Other Receivables	$32,882	$30,636

The balances paid to Poly Tech were for consulting services provided the following fiscal year.

The loans made to employees were done as additional incentive for performance.  The employee was allowed to use the loan for a down payment on a home.  The loans are to be repaid in one year from the date of issuance and are non-interest bearing.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Feb. 28, 2010	Aug. 31, 2009
Office equipment - Cost	$48,577	$44,063
Office equipment- Accumulated Depr.	(43,493)	(43,228)
Office equipment - Net	5,084	835

Electronic equipment- Cost	55,458	42,271
Electronic equipment - Accumulated Depr.	(22,470)	(18,430)
Electronic equipment - Net	32,988	23,841

Automobiles - Cost	37,747	37,721
Automobiles – Accumulated Depr	(37,747)	(33,949)
Automobiles - Net	0	3,772

Furniture equipment - Cost	5,875	5,871
Furniture equipment - Accumulated Depr.	(3,434)	(2,845)
Furniture equipment - Net	2,441	3,026

Total Fixed Assets - Net	$40,513	$31,474

NOTE 5 – PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totalled $20,926 and $10,592 as of February 28, 2010 and August 31, 2009.  These accounts consist primarily of payables for consulting expenses incurred by the Company.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

	Feb. 28, 2010	Aug. 31, 2009
Ling Liu (a)	13,185	13,176
	$13,185	$13,176

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of February 28, 2010 and August 31, 2009.

NOTE 7 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of February 28, 2010.  The balance due under the loan facility as of February 28, 2010 is $30,035.

NOTE 8 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under Generally Accepted Accounting Principles as promulgated by the FASB. These standards require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.   These standards additionally require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company’s VIE, Galaxy, is subject to these statutory rates. Vodafun was incorporated in the British Virgin Islands in 2009 and has no material operations except those of Galaxy.  As a result, the only tax obligations are those Galaxy has within the PRC.  Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to invest earnings in the United States, the Company has not recognized any United States taxes or income taxes in the British Virgin Islands.

As of December 31, 2009, Chinese companies are generally subject to an income tax at an effective rate of 25% under the Income Tax Laws of PRC on income reported in the statutory financial statements after appropriate tax adjustments. Since January 2010, Galaxy received the beneficial enterprise income tax rate of 15% after being officially recognized as a high technology enterprise by Guangzhou Local Tax Bureau.

Under the Income Tax Law of PRC, operating losses can be carried forward for 5 years to offset future taxable income. The Company has accumulated total operating losses of $103,840 from the prior fiscal year, which had been used to offset 2008 income and hence there was no income tax expense as of August 31, 2008. For the year ended August 31, 2009, the Company has an income tax expense of $61,672.  For the six months ending February 28, 2010, the company has an income tax expense of $22,558.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate as follows for the years ended August 31, 2009 and 2008:

	2009	2008
US statutory rates	34%	34%
US effective rate in excess of China tax rate	(9%)	(9%)
Provision for income taxes – PRC rate	25%	25%

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 10 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

Customer	Feb. 28, 2010	Aug. 31, 2009
Shenzhen Tencent
Computer System Co., Ltd.	100%	100%

The Company’s revenue by customer are as follows:

	Six months ending
Customer	Feb. 28, 2010	Aug. 31, 2009
Shenzhen Tencent
Computer System Co., Ltd.	100%	100%

NOTE 11 – BUSINESS COMBINATION

On December 31, 2009, the Company merged with Vodafun Limited (“Vodafun”).  Pursuant to a Share Exchange Agreement, the Company issued 54,500,000 shares of common stock in exchange for all of the outstanding common stock of Vodafun (100 shares).

For accounting purposes, the merger has been treated as a recapitalization of the Company by Vodafun.  Accordingly, the financial results presented for all periods prior to the merger date are those of Vodafun.  This evaluation was conducted pursuant to generally accepted accounting standards as the former Vodafun shareholder has majority control of the Company subsequent to the merger through majority voting interest, controls the majority of the board of directors, and controls the majority of all management decisions.  The Company spun off all assets and liabilities prior to the reverse merger.  Vodafun’s equity structure has been restated to adopt the equity structure of the Company.  As of the merger date, the financial statements include the combined operating results, assets and liabilities of the Company and Vodafun.  As a result of the Company not having any assets at the time of the merger, purchase accounting does not apply.  On the date of the merger, the Company was not a business, and there is no step up in basis required.  Since the Company was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

NOTE 12 – SUBSEQUENT EVENTS

There were no reportable subsequent events through the date this report is issued, April 14, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Reverse Merger

On December 31, 2009, we merged with Vodafun Limited (“Vodafun”).  Pursuant to a Share Exchange Agreement, we issued 54,500,000 shares of common stock in exchange for all of the outstanding common stock of Vodafun (100 shares).

For accounting purposes, the merger has been treated as a recapitalization of us by Vodafun.  Accordingly, the financial results presented for all periods prior to the merger date are those of Vodafun.  This evaluation was conducted pursuant to generally accepted accounting standards as the former Vodafun shareholder has majority control of us subsequent to the merger through majority voting interest, controls the majority of the board of directors, and controls the majority of all management decisions.  We spun off all assets and liabilities prior to the reverse merger.  Vodafun’s equity structure has been restated to adopt our equity structure.  As of the merger date, the financial statements include the combined operating results, assets and liabilities of us and Vodafun.  As a result of us not having any assets at the time of the merger, purchase accounting does not apply.  On the date of the merger, we were not a business, and there is no step up in basis required.  Since we were inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Overview

We primarily distribute our mobile phone games on the QQ Game Platform: China’s largest mobile game operation platform established by Shenzhen Tencent Computer System Co., Ltd (“Tencent”). We currently have two mobile phones operated on the QQ Game Platform: Miracle Journey to the West and Journey to the West Online. We do plan on expanding our operations by developing additional game platforms under our independent control:

●
Self-Operation Game Platform.  We have established a development team to develop our own game operation platform in 2009. The self-operation platform allow us to directly distribute and operate our mobile phone games, as well as provide payment channels to game users for payment. In March of 2010, we reached agreement with two of China’s largest third-party payment channels, YeePay and 19Pay, to support third-party payment channel for our mobile games. We plan to reduce our reliance on QQ Platform and generate more profit by developing its own game operation platform.

●
3G Game Platform.  We plan to develop 3G game platform by cooperating with Chinese telecommunication operators.  Since 2009, China Telecom and China Unicom, the largest two Chinese telecommunication operators, have been popularizing the 3G mobile network and promoteing the popularity of 3G mobile phones in China. We have developed applications for the 3G network and are now in negotiations with China Telecom and China Unicom to distribute our mobile games in their 3G mobiles.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended February 28, 2010 ($)	Three Months Ended February 28, 2009 ($)	Six Months Ended February 28, 2010 ($)	Six Months Ended February 28, 2009 ($)
Revenue	458,076	253,663	925,602	544,627
Expenses	587,530	310,901	906,778	551,650
Net Income (Loss) from Operations	(129,454)	(57,238)	18,824	(7,023)
Earnings (Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number Shares Outstanding	66,820,000	54,500,000	60,625,967	54,500,000

Results of Operations for the three months ended February 28, 2010

	For the Three Months Ended February 28,
	2010	2009	Difference	Increase
	($)	($)	($)%
Total Revenue	458,076	253,663	204,413	81%
Miracle Journey to the West	269,757	253,365	16,391	6%
Fantasy Wulin	32,688	298	32,390	108.80%
Journey to the West Online	155,631		155,631

During the three months ended February 28, 2010, we earned revenue of $458,076 compared to $253,663 during the same period in 2009. The revenues were generated through sales of our mobile phone games; an increase of 81%, which is primarily attributed to the sales revenue generated by our newly launched K-JAVA mobile game: Journey to the West Online.

	For the Three Months Ended February 28,
	2010	2009	difference
	($)	($)	($)
Expenses	587,530	310,901	276,629
Selling expenses	165,472	114,409	51,063
A&G expenses:	417,733	193,296	224,437
Depreciation of property, plant and equipment	4,325	3,196	1,129

For the three months ended February 28, 2010 we incurred a net loss of $129,454. During the same period in 2009 we incurred a net loss of $57,238.  Our expenses during the three month period ended February 28, 2010 consisted of $417,733 in general and administrative expenses, $165,472 in selling expenses, and $4,325 in depreciation.  Comparatively, our expenses during the three month period ended February 28, 2009 consisted of $193,296 in general and administrative expenses, $114,409 in selling expenses, and $3,196 in depreciation. The increase in expenses was mostly due to a $224,437 increase in professional fees during the three month period ended February 28, 2010, which consisted primarily of stock based compensation of 300,000 shares, or $174,000, to consultants and auditing fees of $65,006.

Our net loss per share during the three months ended February 28, 2010 was $0.002 compared to $0.001 during the same period in 2009.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Six Months Ended February 28, 2010 and 2009

	For the Six Months Ended
	February 28,
	2010	2009	Difference	Increase
	($)	($)	($)%
Total Revenue	925,602	544,627	380,975	70%
Miracle Journey to the West	567,262	544,627	22,635	4%
Fantasy Wulin	62,934		62,934
Journey to the West Online	295,406		295,406

During the six months ended February 28, 2010, we earned revenue of $925,602 compared to $544,627 during the same period in 2009; an increase of 70%, which is primarily attributed to the sales revenue generated by our newly launched K-JAVA mobile game: Journey to the West Online.

	For the Six Months Ended
	February 28,
	2010	2009	difference
	($)	($)	($)
Expenses	906,778	551,650	355,128
Selling expenses	307,396	132,041	175,355
A&G expenses:	590,696	412,076	178,620
Depreciation of property, plant and equipment	8,686	7,533	1,153

For the six months ended February 28, 2010 we registered net income from operations of $18,824. During the same period in 2009 we incurred a net loss of $7,023. Our expenses during the six month period ended February 28, 2010 consisted of $590,696 in general and administrative expenses, $307,396 in selling expenses, and $8,686 in depreciation.  Comparatively, our expenses during the six month period ended February 28, 2009 consisted of $412,076 in general and administrative expenses, $132,041 in selling expenses, and $7,533 in depreciation.   The increase in exepenses during the six month period ended February 28, 2010 was mostly due to an increase in professional fees which consisted primarily of stock based compensation of 300,000 shares, or $174,000, to consultants and auditing fees of $65,006.

Our net loss per share during the six months ended February 28, 2010 was $0.00 compared to $0.00 during the same period in 2009.

Liquidity and Capital Resources

As of February 28, 2010 we had cash of $170,365 in our bank accounts and a working capital surplus of $330,096.

For the six months ended February 28, 2010, we had net cash of $255,506 provided by operating activities, compared to net cash of $251,545 spent on operating activities during the same period in 2009. The increase of the cash provided by operating activities for the six months ended February 28, 2010 was primarily due to a decrease of $368,474 in accounts receivable compared to the same period in 2009.

During the six months ended February 28, 2010, we spent $17,750 on investing activities compared to $2,650 spent during the same period in 2009.  These amounts were spent on purchases of equipment.

During the six months ended February 28, 2010, we spent net cash of $259,168 on financing activities, compared to no cash received during the same period in fiscal 2009.  The cash spent in 2010 consisted of a dividend of $289,203 being paid out, repayments of loans for $74,965 as well as proceeds from a loan of $105,000.

Our cash level decreased by $21,105 during the six months ended February 28, 2010.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months (beginning April 2010) will be approximately $2,150,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	150,000
Selling expenses	12 months	500,000
Investor relations and capital raising	12 months	100,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	300,000
General and administrative expenses	12 months	900,000
Total		2,150,000

We intend to meet our cash requirements for the next 12 months through a combination of retained earnings, debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings.  If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.

Share Cancellations

On December 31, 2009 we entered into an agreement with our former sole officer and director, Emad Petro.  Pursuant to the terms of this agreement, Mr. Petro cancelled 29,800,000 shares our common stock held by him and agreed to assume all of our debts as of the date of the closing of the share exchange agreement with Vodafun: December 31, 2009.  The details of the share cancellations were disclosed in a Current Report on Form 8-K filed with the SEC on January 4, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

We generally recognize revenue when our products are sold and split the revenue earned with our partners that provide the platform for our software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of February 28, 2010, we had three cell phone games in operation, which were Miracle Journey to the West, Journey to the West Online, and Fantasy Wulin. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.  At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Earnings Per Share

We have adopted the provisions of standard issued by the FASB which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  We do not have any potentially issuable shares.  For the six months ended February 28, 2010 and 2009, basic and diluted loss per share are $.0001 and $.0002, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2010 we issued a total of 300,000 shares of our common stock to one US and one non-US consultant.  The shares were issued as compensation for services provided to us.  We completed these issuances without a prospectus pursuant to exemptions under Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the fact that the issuance of the securities did not involve a “public offering”.  Each offering was not a "public offering" as defined in Section 4(2) due to the number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a significant number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that the shares are restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that these shares will not be immediately redistributed into the market and will therefore not be part of a "public offering". The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Since our inception to the date of this report we have made no purchases of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICO GAMES CORP
(Registrant)

/s/Peter Liu
Date: April 14, 2010	Peter Liu
President, Chief Executive Officer
(Principal Executive Officer)

/s/Wing Kuen Ha
Date: April 14, 2010	Wing Kuen Ha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)