Form 10-Q
period 2010-05-31
AMICO GAMES CORP.
filed 2010-07-15
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 12, 2010, the registrant had 219,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited consolidated interim financial statements of Amico Games Corp. (the “Company”, “Amico”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Financial Statement Index

AMICO GAMES CORP.
Consolidated Balance Sheets

	May 31, 2010	Aug. 31, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$351,997	$191,470
Accounts receivable, net	335,380	390,082
Prepaid expenses and other receivables	45,061	30,636
Total Current Assets	732,438	612,188

Property, plant and equipment, net	62,885	31,474
Intangible assets & deferred charges	516	517
Total Assets	$795,839	$644,179

Current Liabilities
Payables and accrued liabilities	$17,206	$10,592
Dividend payable	-	289,203
Due to related parties (S/T)	13,181	13,176
Income taxes payable	15,981	-
Other taxes payable	10,865	5,500
Wages payable	58,478	72,178
Deferred tax liabilities	63,441	52,322
Loan facility	26,008	-
Total Current Liabilities	205,160	442,971

Total Liabilities	$205,160	$442,971

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	$-	$-
Common stock, 300,000,000* and 600,000,000 shares authorized, $0.00001 par value;163,500,000*
and 219,000,000 issued and outstanding at August 31, 2009 and May 31, 2010, respectively	2,190	1,635
Additional paid in capital	280,158	106,713
Accumulated other comprehensive income	12,150	12,344
Retained earnings	296,181	80,516
Total Stockholders' Equity	590,679	201,208

Total Liabilities and Stockholders' Equity	$795,839	$644,179

*The amounts have been retroactively adjusted to reflect the three-for-one stock split in the form of 200% stock dividend effected April 29, 2010

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Revenue	$501,550	$324,249	$1,427,152	$868,876
Operating Costs and Expenses:
Selling expenses	83,084	116,416	390,480	248,457
A&G expenses	190,418	164,544	781,114	576,620
Depreciation of property, plant and equipment	3,523	3,637	12,209	11,170
Total operating costs and expenses	277,025	284,597	1,183,803	836,247
Income (Loss) From Operations	224,525	39,652	243,349	32,629

Interest income	(136)	(67)	(528)	(520)
Interest expenses	105	252	1,127	275

Income (Loss) Before Income Taxes	224,556	39,467	242,750	32,874
Income Tax Expense
Current	4,527	3,544	27,085	8,219

Net Income (Loss)	$220,029	35,923	$215,665	$24,655

Other Comprehensive Income
Foreign currency translation adjustment	(501)	586	(194)	738
Comprehensive Income	$219,528	$36,509	$215,471	$25,393

Earnings Per Share, Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding, Basic and Diluted	219,000,000	163,500,000	194,387,912	163,500,000

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31,
	2010	2009

Operating activities
Net Income	$215,665	$24,655
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	12,209	11,170
Amortization of intangible assets	1	60
Common stock issued for services	174,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	54,702	(159,061)
Prepaid expenses and other receivables	(14,425)	107,558
Accounts payable and accrued liabilities	14,260	(126,301)
Deferred tax	11,119	8,210
Due to related parties	5	(16,081)

Net cash provided by (used in) operating activities	467,536	(149,790)
Investing activities
Property, plant and equipment additions	(43,619)	(6,086)

Net cash used in investing activities	(43,619)	(6,086)
Financing activities
Payment of dividend	(289,203)	-
Proceeds from borrowings on loan facility	105,000	-
Principal payments on loan facility	(78,992)	-
Net cash used in financing activities	(263,195)	-

Effect of exchange rate changes on cash and cash equivalents	(195)	740

Increase (decrease) in cash and cash equivalents	160,527	(155,136)

Cash and cash equivalents, beginning of year	191,470	297,808

Cash and cash equivalents, end of year	$351,997	$142,672

Supplemental Disclosures
Interest paid	$1,127	$275
Income taxes paid	$11,433	$-

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended May 31, 2010 (Unaudited) and the Year Ended August 31, 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par ($0.00001)
Balance as of August 31, 2008	163,500,000	$1,635	$395,916	$11,810	$(116,979)	$292,382

Net income for the year					197,495	197,495

Foreign currency translation adjustment				534		534

Dividend			(289,203)			(289,203)

Balance as of August 31, 2009	163,500,000	$1,635	$106,713	$12,344	$80,516	$201,208

Effect of reverse merger	54,600,000	546	(546)			-

Common shares issued for services	900,000	9	173,997			174,000

Net income for the nine months ending					215,665	215,665
Foreign currency translation adjustment				(194)		(194)

Balance as of May 31, 2010 (unaudited)	219,000,000	$2,190	$280,158	$12,150	$296,181	$590,679

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2010

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

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2009 and notes thereto contained in the Report on Form 8-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on January 4, 2010.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2010 and 2009, and the results of its operations and cash flows for the nine month periods ended May 31, 2010 and 2009. The results of operations for the period ended May 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses.. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock Split

On April 29, 2010, the Company effected a three-for-one stock split in the form of a 200% stock dividend of common stock to stockholders of record as of May 7, 2010. All share and per share information referred to in the consolidated financial statements has been retroactively adjusted to reflect the stock split.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued, which was July 15, 2010, the date of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of May 31, 2010 and August 31, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at May 31, 2010 and August 31, 2009.

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

Intangible Assets and Long-Lived Assets

The Company has one category of intangible assets, application fee for the copyright of cell phone games, which is amortized using the straight-line method over approximately 10 years, which is the estimated economic life of the asset.  The company evaluates long-lived assets for impairment annually.

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of May 31, 2010, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Miracle Jiutian. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

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

The exchange rates for the balance sheets in effect at May 31 2010 and August 31, 2009 were RMB 1 for $0.146459 and $0.1464, respectively.The average rates used to convert income and expense for nine months ended May 31, 2010 and 2009 were RMB 1 for $0.146469 and $0.146308, respectively.

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

Earnings Per Share

The Company has adopted the provisions of standard issued by the FASB which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the nine months ended May 31, 2010 and 2009, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of May 31, 2010 and August 31, 2009 on a non-recurring basis:

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended May 31, 2010 and August 31, 2009, there were no applicable items on which the fair value option was elected.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Approximately all of the accounts receivable at May 31 2010 and August 31, 2009 consisted of amounts due from one customer-Shenzhen Tencent Computer System Co., Ltd.  These amounts were $335,380 and $390,082, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning September 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective September 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning September 1, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning September 1, 2010. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective beginning September 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning September 1, 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning September 1, 2010. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

NOTE 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $45,061 and $30,636 as of May 31, 2010 and August 31, 2009, respectively, as follows:

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

NOTE 5 – PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totaled $17,026 and $10,592 as of May 31, 2010 and August 31, 2009.  These accounts consist primarily of payables for consulting expenses incurred by the Company.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of May 31, 2010 and August 31, 2009.

NOTE 7 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The loan is currently past due, the Company imputed $351 interest for the nine months end May 31, 2010.  The balance due under the loan facility as of May 31, 2010 is $26,008.

NOTE 8 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

 NOTE 9 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

The Company’s revenue by customer are as follows:

NOTE 10 – BUSINESS COMBINATION

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

Overview

We primarily distribute our mobile phone games on the QQ Game Platform: China’s largest mobile game operation platform established by Shenzhen Tencent Computer System Co., Ltd (“Tencent”). We currently have three mobile phones operated on the QQ Game Platform: Miracle Journey to the West, Fantasy Wulin and Journey to the West Online. The WAP game Fantasy Wulin was launched in August 2008, and began to charge subscriber fees in 2009. The JAVA game Journey to the West Online was launched in May 2009 and began to charge subscriber fees afterward. Our high-quality and diversified products contributed to rapid increase of in-game consumption on QQ Game Platform.

	For the Nine months Ended May 31,
	2010	2009	Difference	Increase
	($)	($)	($)%
Total In-game Consumption	5,221,636	3,131,772	2,089,864	67%
Miracle Journey to the West	2,725,374	3,045,371	-319,997	-11%
Fantasy Wulin	363,175	65,571	297,604	454%
Journey to the West Online	2,133,086	20,829	2,112,257	10141%

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

●
3G Game Platform.  We plan to develop 3G game platform by cooperating with Chinese telecommunication operators.  Since 2009, China Telecom and China Unicom, the largest two Chinese telecommunication operators, have been popularizing the 3G mobile network and promoting the popularity of 3G mobile phones in China. We have developed applications for the 3G network and are now in negotiations with China Telecom and China Unicom to distribute our mobile games in their 3G mobiles.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended May 31, 2010 ($)	Three Months Ended May 31, 2009 ($)	Nine Months Ended May 31, 2010 ($)	Nine Months Ended May 31, 2009 ($)
Revenue	501,550	324,249	1,427,152	868,876
Expenses	277,025	284,597	1,183,803	836,247
Net Income from Operations	220,029	35,923	215,665	24,655
Earnings (Loss) Per Share	0.00	0.00	0.00	0.00
Weighted Average Number Shares Outstanding	219,000,000	163,500,000	194,387,912	163,500,000

Results of Operations for the three months ended May 31, 2010

	For the Three Months Ended May 31,
	2010	2009	Difference	Increase
	($)	($)	($)%
Total Revenue	501,550	324,249	177,301	55%
Miracle Journey to the West	262,852	304,368	-41,516	-14%
Fantasy Wulin	25,599	15,068	10,531	70%
Journey to the West Online	213,099	4813	208,286	4328%

During the three months ended May 31, 2010, we earned revenue of $501,500 compared to $324,249 during the same period in 2009. The revenues were generated through sales of our mobile phone games; an increase of 55%, which is primarily attributed to the sales revenue generated by our newly launched K-JAVA mobile game: Journey to the West Online.

	For the Three Months Ended February 28,
	2010	2009	Difference
	($)	($)	($)
Expenses	277,025	284,597	(7,572)
Selling expenses	83,084	116,416	(33,332)
A&G expenses	190,418	164,544	25,874
Depreciation of property, plant and equipment	3,523	3,637	(114)

For the three months ended May 31, 2010 we registered a net income of $220,029. During the same period in 2009 we realized a net income of $35,923.  Our expenses during the three month period ended May 31, 2010 consisted of $190,418 in general and administrative expenses, $83,084 in selling expenses, and $3,523 in depreciation.  Comparatively, our expenses during the three month period ended May 31, 2009 consisted of $164,544 in general and administrative expenses, $116,416 in selling expenses, and $3,637 in depreciation. The decrease in expenses was mostly due to the decrease in marketing expenses.

Our earnings per share during the three months ended May 31, 2010 was $0.00 compared to $0.00 during the same period in 2009.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Nine months Ended May 31, 2010 and 2009

	For the Nine months Ended May 31,
	2010	2009	Difference	Increase
	($)	($)	($)%
Total Revenue	1,427,152	868,876	558,276	64%
Miracle Journey to the West	829809	848,697	-18,888	-2%
Fantasy Wulin	88497	15,366	73,131	476%
Journey to the West Online	508846	4,813	504,033	10472%

During the nine months ended May 31, 2010, we earned revenue of $1,427,152 compared to $868,876 during the same period in 2009; an increase of 64%, which is primarily attributed to the sales revenue generated by our newly launched K-JAVA mobile game: Journey to the West Online.

	For the Nine months Ended May 31,
	2010	2009	Difference
	($)	($)	($)
Expenses	1,183,803	836,247	347,556
Selling expenses	390,480	248,457	142,023
A&G expenses:	781,114	576,620	204,494
Depreciation of property, plant and equipment	12,209	11,170	1,039

For the nine months ended May 31, 2010 we registered net income from operations of $215,665. During the same period in 2009 we realized a net income of $24,655. Our expenses during the nine month period ended May 31, 2010 consisted of $781,114 in general and administrative expenses, $390,480 in selling expenses, and $12,209 in depreciation.  Comparatively, our expenses during the nine month period ended May 31, 2009 consisted of $576,620 in general and administrative expenses, $248,457 in selling expenses, and $11,170 in depreciation.   The increase in expenses during the nine month period ended May 31, 2010 was mostly due to an increase in professional fees which consisted primarily of stock based compensation of 300,000 shares, or $174,000.

Our earnings per share during the nine months ended May 31, 2010 was $0.00 compared to $0.00 during the same period in 2009.

Liquidity and Capital Resources

As of May 31, 2010 we had cash of $351,997 in our bank accounts and a working capital surplus of $527,278.

For the nine months ended May 31, 2010, we had net cash of $467,536 provided by operating activities, compared to net cash of $149,790 spent on operating activities during the same period in 2009. The increase of the cash provided by operating activities for the nine months ended May 31, 2010 was primarily due to net income increased by $191,010, and non-cash expenses of $174,000 for common stock issued service.

During the nine months ended May 31, 2010, we spent $43,619 on investing activities compared to $6,086 spent during the same period in 2009.  These amounts were spent on purchases of equipment.

During the nine months ended May 31, 2010, we spent net cash of $263,195 on financing activities, compared to no cash received during the same period in fiscal 2009.  The cash spent in 2010 consisted of a dividend of $289,203 being paid out, proceeds from borrowings on loan facility of $105,000 and principal payments on loan facility of $78,992

Our cash level increased by $160,527 during the nine months ended May 31, 2010.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months will be approximately $2,150,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Revenue Recognition

We generally recognize revenue when our products are sold and split the revenue earned with our partners that provide the platform for our software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of May 31, 2010, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Miracle Jiutian. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Earnings Per Share

We have adopted the provisions of standard issued by the FASB which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  We do not have any potentially issuable shares.  For the nine months ended May 31, 2010 and 2009, basic and diluted earning (loss) per share are $0.00 and $0.00, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  This determination was a result of our external auditor needing to post adjustments to our financial statements.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

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

AMICO GAMES CORP.
(Registrant)

Date: July 15, 2010	/s/Peter Liu
Peter Liu
President, Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2010	/s/Wing Kuen Ha
Wing Kuen Ha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)