Form 10-K
period 2010-08-31
AMICO GAMES CORP.
filed 2010-11-29
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53711

AMICO GAMES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579264
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Room North-02, 9th Floor, Flat A,
No. 89 Zhongshan Avenue West, Tianhe District,
Guangzhou, Canton Province, China 510630
(Address of principal executive offices) (ZIP Code)

+86 20 8556 2666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: Common Stock, $0.00001 par value
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $4,186,550 based on a $0.2263 closing price for the Common Stock on February 26, 2010.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of common shares outstanding at November 23, 2010:  219,000,000

PART I

Item 1.  Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “our company”, and "Amico" mean Amico Games Corp. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview and Recent Business Developments

We were incorporated under the name Destiny Minerals Inc. on February 12, 2008 under the laws of the State of Nevada.  On September 23, 2009 we filed an amendment to our articles of incorporation to change our name to Amico Games Corp., and on November 27, 2009 we entered into a share exchange agreement with Vodafun Limited (“Vodafun”), now our wholly owned subsidiary.  The closing of the transactions contemplated by the share exchange agreement occurred on December 31, 2009, at which time we adopted the business of Vodafun.  Our principal offices are located at Room North-02, 9th Floor, Flat A, No. 89, Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630.  Our telephone number is (8620) 85562666.  Our fiscal year end is August 31.

Previous Business

Before we experienced the change of control and closed the transactions contemplated by the share exchange agreement with Vodafun, we were an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intended to conduct exploration activities on one property located in the Province of Quebec, Canada. Record title to the property upon which we intended to conduct exploration activities was held in our name. The property consists of nine claims containing 503.79 hectares and is subject to a 1% net smelter royalty. We intended to explore for gold on the property.  On September 25, 2009 we allowed the claim to this property to lapse. Our management made the decision that the property did not merit any additional expenditure based on limited exploration work

Share Exchange

On November 27, 2009 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vodafun Limited, a company incorporated under the laws of the British Virgin Islands (“Vodafun”) and Tian Yuan, the former sole shareholder of Vodafun.  According to the terms of the Share Exchange Agreement, we agreed to acquire 100 common shares of Vodafun, which was and currently is all of the issued and outstanding common shares of Vodafun, from Tian Yuan in exchange for 54,500,000 shares of our common stock.

On December 31, 2009 we closed the transactions contemplated by the Share Exchange Agreement and acquired Vodafun as our wholly owned subsidiary.  Vodafun has entered into a series of contractual obligations with Galaxy Software (Guangzhou) Limited (“Galaxy”), a company incorporated under the laws of the People’s Republic of China (“China”) that is engaged in the business of producing and distributing web-based video games played on mobile phones for the Chinese market, as well as the holders of 100% of the voting shares of Galaxy.  A full description of these contractual arrangements is included under the heading “Organization”, below.

We had 48,000,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the Share Exchange Agreement.  Upon the closing of the transactions, we issued 54,500,000 shares of our common stock to Tian Yuan, the former sole shareholder of Vodafun and cancelled 29,800,000 shares of our common stock held by Emad Petro, our former director and officer, pursuant to an agreement with Mr. Petro.  The 54,500,000 shares were issued in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Prior to our entry into the Share Exchange Agreement, Tian Yuan was the sole officer, director and beneficial owner of Vodafun.  Further details on the transactions contemplated by the Share Exchange Agreement can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2009.

On April 16, 2010, our board of directors approved a dividend of our common stock pursuant to which all shareholders as of May 10, 2010 received 2 new shares of our common stock for each share then held.  This resulted in the increase of our issued and outstanding shares to 219,000,000, which is the amount of shares issued and outstanding as of the date of this Annual Report on Form 10-K.

Organization

Our relationship with Galaxy and its shareholders is governed by a series of contractual arrangements between Vodafun, Galaxy and the holders of 100% of the share capital of Galaxy (the “Galaxy Shareholders”).  Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements.  Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.  Other than pursuant to the contractual arrangements between Vodafun and Galaxy described below, Galaxy cannot transfer 100% of the funds generated from their operations.  The following diagram illustrates the organizational chart of our company:

The contractual arrangement refers to the following agreements signed on April 15, 2009 between Vodafun, Galaxy and the Galaxy Shareholders:

Consulting Services Agreement. Pursuant to this agreement between Vodafun and Galaxy, Vodafun has the exclusive right to provide Galaxy with consulting and daily operations services, including advice and strategic planning in relation to mobile phone game development, human resources, research and development and business growth. Galaxy agreed to pay an annual consulting service fee to Vodafun that is equal to 100% of Galaxy’s revenue for such year, based on Galaxy’s yearly financial statements. This agreement shall remain in force unless otherwise terminated. Vodafun is entitled to assign all the rights granted pursuant to this agreement to China Media.

Business Operating Agreement. Pursuant to this agreement among Vodafun, Galaxy and the Galaxy Shareholders, Vodafun has the right to appoint or remove Galaxy directors and executive officers. In addition, Vodafun agrees to guarantee Galaxy’s performance under any agreements or arrangements relating to its business arrangement with any third party. Upon the request of Galaxy, Vodafun agrees to provide loans to support Galaxy’s operational capital requirements and provide guarantees if Galaxy needs to apply for loan from any third parties. In return, Galaxy agrees to pledge its accounts receivable and all of its assets to Vodafun. The term of this agreement is ten years; and may be extended or terminated exclusively by Vodafun by providing 30-day written notice. Vodafun is entitled to assign all the rights granted pursuant to this agreement to any party designated by Vodafun.

Equity Pledge Agreement. Pursuant to this agreement among Vodafun, Galaxy and the Galaxy Shareholders, the Galaxy Shareholders pledged all of their equity interest in Galaxy to Vodafun to guarantee Galaxy’s performance of its obligations under the Business Operating Agreement. If Galaxy or its shareholders breach their respective contractual obligations, Vodafun, as the pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Galaxy Shareholders also agree that upon occurrence of any event of default, Vodafun shall be granted an exclusive, irrevocable power of attorney to take all actions in the place and stead of the Galaxy Shareholders to carry out the security provisions of the Equity Pledge Agreement and take any action and execute any instrument that Vodafun may deem necessary or advisable to accomplish the purposes of the Equity Pledge Agreement. The Galaxy Shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Vodafun’s interest in the pledged interest. This equity pledge agreement shall expire two years after Galaxy’s obligations under the Consulting Services Agreement have been fulfilled. Vodafun is entitled to assign all the rights granted pursuant to this agreement to any party designated by Vodafun..

Exclusive Option Agreement. Pursuant to this agreement among Vodafun, Galaxy and the Galaxy Shareholders, the Galaxy Shareholders irrevocably granted to Vodafun an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Galaxy for the minimum amount of consideration permitted by applicable Chinese law. Vodafun has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from April 15, 2009 and may be extended prior to its expiration by written agreement of the parties.

Voting Right Proxy Agreement. Pursuant to this agreement among Vodafun, Galaxy and the Galaxy Shareholders, the Galaxy Shareholders agreed to irrevocably grant Vodafun the right to exercise the Galaxy Shareholders’ voting rights and their other rights, including the attendance at and the voting of the all the shares held by the Galaxy Shareholders at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and Galaxy’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests in Galaxy, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of Galaxy. This agreement may be terminated by joint consent of the parties or upon 30-day written notice from Vodafun.

Description of Business

Upon acquiring Vodafun pursuant to the share exchange, we adopted the business of Vodafun.  We are now engaged in the development and distribution of mobile phone games for the Chinese market.

Principal Products

We are an information technology company specializing in developing and distributing mobile phone games for the Chinese market.  Our games are delivered across JAVA and WAP platforms over third generation (“3G”) and second and a half generation (“2.5G”) mobile telecommunication networks in China.  The term “mobile phone game” refers to video games which are played on mobile, or cellular, phones. This definition does not include games played on personal digital assistants, handheld computers or handheld video game system such as PlayStation Portable or Nintendo DS.  The mobile phone games developed by Galaxy can be played on mobile phone devices that are commercially available in the retail market in China. The majority of our games are “networked” or “multiplayer” because they are played over the mobile internet network over 2.5G and 3G platform in China. This allows players to interact with each other in the game environment so that a number of players can be involved together in one game over the mobile internet.  We believe this provides the game players with a more varied and interactive gaming experience.

We have developed over 10 mobile phone games since our inception.  We are capable of providing interactive multiplayer mobile phone games through multiple technology platforms to mobile phone end users.  Most of our games are delivered through the 2.5G and 3G technology platform, using the WAP and Java™ protocols, which offer high quality graphics, rich content and interactivity. In the past we have also offered games through the SMS platform on 2G network technology, but have stopped developing and distributing games on this network since March of 2008 as it is becoming antiquated with enhancements to the Chinese mobile telecommunications network.  2G, 2.5G and 3G are different variations of the mobile telecommunication systems and platforms carrying application services including wide-area wireless voice telephone, mobile internet access, video calls and/or mobile TV  throughout China, with 2G being the earliest and least capable of the kind of data transmissions required by complex multiplayer games, and 3G being the newest and most capable.

The followings are the types of mobile phone games we currently develop and deliver over the 2.5G and 3G telecommunications network in China:

●
WAP games:  Wireless Application Protocol (“WAP”) is an open standard for communication between mobile phones and the internet.  WAP allows for the delivery of web data to mobile phones with relatively small screen displays as it compresses the data appropriately.  It allows users to download color and animated pictures and other interactive game content on their mobile phones so that users can request and receive information in a manner similar to accessing information on Internet web sites using personal computers.

We began the testing of our first WAP game, Miracle Journey to the West, in January of 2006, but did not begin to receive revenues for from this game until our final ‘live’ testing carried out in May of 2006.  We also launched two more WAP games: Miracle Jiutian in July of 2007 and Fantasy Wulin in October 2008.  We have begun generating revenue from these two games as well.

●
Java™ games. Java™ is the software that has been specifically designed by Sun Microsystem to enable the development of applications on mobile devices; allowing mobile phone users to play interactive and multiplayer mobile phone games. Java™ is the most common application development platform for mobile games and allows for more advanced information and game play than WAP.

We started testing of its Java™ game, Journey to the West OL, in June of 2008, and has been receiving revenues for this game since final testing in May 2009.

The following are the names and details of the mobile phone games developed by us and which are currently available on the mobile internet of China through various mobile service providers:

	Miracle Journey to the West	Miracle Jiutian	Fantasy Wulin	Journey to the West OL	Journey to the West: déjà vu
Development Platform	WAP	WAP	WAP	Java ™	Java ™
Mobile Network	2.5G and 3G	2.5G and 3G	2.5G and 3G	2.5G and 3G	2.5G and 3G
Final Test Date	May 2006	September 2007	October 2008	May 2009	September 2010

●
Miracle Journey to the West is an adaptation of a famous Chinese novel: Journey to the West. The game incorporates many of the well known sites, scenes and characters from the classic novel.  Miracle Journey to the West’s virtual game world was designed according to the novel’s story which revolves around the Tang Dynasty.  The game provides players with real-time graphics mapping, real-time fighting effects and other WAP graphic technologies.  The game also provides players with interactive game play functions such as fighting, upgrading characters, skill, task, various transactions, chatting, etc. To increase appeal of the game and enrich the users’ gaming experience we add new content by updating the game on a weekly basis.

●
Miracle Jiutian‘s theme is based on a famous, ancient Chinese martial arts story. The game environment is a highly stylized virtual world with eastern martial-arts characters, in which many famous Chinese factions and cities are presented.

●
Fantasy Wulin is a multiplayer mobile phone role playing game. It is an adaptation of traditional Chinese warrior stories and legends. Once a player downloads the game, they assume a fictional character of their choosing and interact with other players and challenge the game’s artificial intelligence to become a Wulin warrior. The game provides detailed scenarios and diversified interactive environments for extended and repeated gaming.

●
Journey to the West Online is a multiplayer mobile phone game on the Java™ platform.  The virtual game world of Journey to the West Online is based on Chinese mythology, is presented in a popular cartoon design style, and provides a rich, personal computer-like, online game experience due to the flexibility of the Java™ platform. The game provides an environment which promotes extended game play recurring usage by providing the ability to build long term relationships with other users through interactions and opportunities within the game itself.  The games allows players to upgrade and enhance their fictional character’s status and skills, as well as providing other extended gaming through access to secret communities, various country affiliations and even the ability to engage in virtual ‘marriage’ with other users.

●
Journey to the West: déjà vu is the second Java game of the Company and the third installment of its popular "Journey to the West" series. Based on the famous Chinese novel, Journey to the West, the game series introduces many sites, scenes and roles from this classic book set during the Tang Dynasty. Journey to the West: deja vu' has more powerful engines, content and enhanced graphics than our first Java game. It is the first game to be distributed through company portal E-Ge-Ge.

All of our games have exhibited success in the market with Miracle Journey to the West setting the standard with an 11.1% share of the multiplayer WAP game market with approximately 28,000,000 registered users as of August 31, 2010.  Below is a graph depicting the growth of registered users for all of our games over the last two years:

We anticipate developing, or licensing, further games and technologies for distribution in our market over the next 12 months.  Our current areas of focus are:

1.	Develop software to allow users to generate maps and game play scenarios for Journey to the West OL.
2.	Develop software that would allow users to operate our games on a larger number of platforms such as the iPhone and personal computers.
3.	Develop WAP 2.0 support for our WAP games to take advantage of the benefits offered by this newer standard.
4.
Develop additional Java™ games as the Chinese telecommunication network moves towards 3G compatibility.  We hope our aggressive strategy in this area will establish us as a leader in this newly developing market.

5.	Create in-game ‘goods’ which may be purchased by the players to increase their game experience or enhance their status in the game. We anticipate this to provide us with additional revenue.
6.	Develop our own online mobile game platform and become not just a content provider, but a service provider by allowing players to access our games directly from our own websites.
7.	Investigate the possibility of licensing foreign developed games for use on the Chinese network in order to rapidly increase our game offerings and strengthen our position in the market.
8.	Develop games for Nokia's Symbian and Google's Android mobile operating systems.

Customer Service

We view the distributors of our games as well as the end users as our customers and believe that proper customer service is the key to building our brand and enhancing the attractiveness of our products.  Accordingly, we have established a customer service call center comprised of 12 people at the moment.  We train our customer services representatives with an emphasis on customer satisfaction.  Our customer service department handles calls, faxes and e-mails from our end users and provides training materials to our customers to enhance their experience with our games.

Markets

In recent years, the telecommunications industry in China has been growing at a rapid pace, particularly in the mobile telecommunications market segment. China is now the largest mobile telecommunications market in the world. According to data announced by the Ministry of Industry and Information Technology of China (“MII”), over 60% of China’s population, that is amounted to over 830 million people, are mobile phone users as of September 2010. Of the entire mobile phone user population in China, approximately 35% or 277, million mobile phone users have been surfing the mobile internet on their cell phone, quoted from a reported published by China Internet Network Information Center in July 2010.  Among the 277 million mobile internet users, about 21.1% are frequent mobile phone games players..

Mobile games are part of value-added services in telecommunication that include those services that are not part of the basic voice offer. Mobile value-added services allow mobile phone end users to receive and transmit text, images and other forms of digital data or voice content via their mobile handsets. Chinese mobile phone end users have been quick to adopt and use mobile value-added services as an alternative means of communication, as well as a source of information and entertainment.  This has made mobile value-added services one of the fastest growing sectors within China’s rapidly evolving telecommunications industry.

With respect to the aggregate market scale of mobile games in China, Analysys International forecasted that by 2011 the market size will reach $508.7 million (or RMB 4.208 billion yuan), up from $165 million (or RMB 1.365 billion yuan) in 2008 with a compound growth rate of 45.54% in the 2008-2010 period. The high growth is mainly based on the factors such as the rising demand for creation and entertainment services by users, the commercial use of 3G telecom network and the recent increase in the use of third party payment gateways and more efficient distribution models. The mobile phone game market volume is expected to experience steady and substantial growth in the future as well.

As of June 30, 2010, 25.2 million mobile phone users have subscribed China's 3G mobile phone services, according to announcement of MII. Our management expects that with the increase of 3G usage throughout China, mobile phone gaming usage will also increase as the 3G network will be able to provide a more user friendly and well developed game experience.   Below is a graphical illustration of the Chinese mobile, or cell phone, game market as well as a forecast for continued growth developed by Enfodesk:

Below are charts illustrating the amount of game players and the amount of those players who will be focusing on multiplayer games such as the one primarily developed by us:

Distribution Methods and Customers

Through Distributors

We distribute our mobile phone games to our end customers through carefully selected distributors, or mobile value-added service providers, who work directly with the mobile telecommunications networks.  These mobile value-added service providers take the role of distributors to enhance the visibility of our mobile phone games as they have an established market presence in providing services to mobile phone users. Our distributors set up WAP based internet sites which can be accessed by users of mobile internet features provided by telecommunication operations in China Mobile.

As of August 31, 2010, we had established cooperation arrangements with the following mobile value-added service providers in China:

●
Shenzhen Tencent Computer System Co., Ltd. (“Tencent”), a Chinese based company listed on the Hong Kong stock exchange. Tencent is the operator of QQ, the most popular free instant messaging computer program in China.  According to statistics distributed by Tencent, at any time QQ had over 100,000,000 concurrent online users as of August 2010.  Currently, Tencent provides 22 servers to host four of our mobile phone games. Tencent is our major distributor and key partner responsible for the distribution of the following games: Miracle Journey to the West, Fantasy Wulin and Journey to the West OL.

We have also maintained a strong distribution relationship directly with telecommunication operators including China Mobile and China Unicom. Our games use a third-party payment system provided by China Mobile for service providers who distribute their products through China Mobile, and our Miracle Jiutian game is expected to be operated in the game center of China Unicom and distributed directly by this operator.  According to official statistics, China Mobile had 564 million users as of August 2010 and China Unicom had 320 million as of December 2009.

Direct Distribution

In August 2010, we started our direct distribution channel by launching our game portal, named "E-Ge-Ge" (which means "Big Brother" in Chinese). The game portal constitutes a consolidated platform to carry a number of mobile games and distribute directly to cell phone users in China.  Cell phone users are able to access the game portal through the following domain names: <www.egege.com.cn> or <www.01234.com.cn>. Direct distribution allows us to receive a larger percentage from the revenue generated by our mobile games, without the need to share the revenue with distributors. The game portal operates on a membership basis and leverages on our strategic partners to attract a large and loyal user base.

Marketing

Our marketing programs include online advertising and customer referral, all leveraging on the mass community established by our distributors. Our sales and marketing groups work closely with our research and development and technology development department to coordinate our product development activities, product launches and ongoing demand and supply planning.

Competition

We face competition from various software production companies ranging from small, private businesses to large, state-sponsored enterprises.  Some of our major competitors include Beijing Troodo Information Technology Co., Ltd. and Beijing Kongzhong Information Technology Co., Ltd.  We compete with both mobile phone developers and personal computer game developers.  We compete with these companies for market penetration, but also for favorable relationships with developers as well as experienced and talented employees.

Because there is a relatively low entry barrier, there are numerous mobile phone games developers in China.  Some of the larger ones are as follows:

Competitor Name	Approximate Annual Sales Revenue	Product/Service
Beijing Pearl-in-Palm Information Co., Ltd.	$500,000	PC games and Java online games implementing multi-platform operation strategy. The games are free; revenue is generated through sale of virtual goods which are used in the games.
Beijing Kongzhong (China) Information Technology Co., Ltd.	$1,000,000
Beijing Lakoo Game Software Development Co., Ltd.	$400,000
Beijing Troodo Information Technology Co., Ltd.	$1,300,000

However, our management believes that our biggest competition are companies which develop personal computer games as they have greater access to capital, more technology resources, stronger marketing channels and more research and development capability. Though these companies have not yet entered the mobile phone game industry, our management expects them to do so some time in 2011.

Some of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to:

●	Continue developing new games to build our revenue stream and interest new customers in our products;

●	continue developing our relationships with distributors; and

●	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

Our management believes that we have certain strengths which will help us compete in our industry.  Among these are:

1.	a good reputation and well known brand in the Chinese mobile phone game market;
2.	well established sales relationship with China’s largest telecommunication companies such as Tencent, China Telecom, China Unicom, and DownJoy;
3.	15,000,000 registered mobile phone multiplayer game users, occupying 10% market share;
4.	new technology to adjust its Java™ based games to fit different screen size of various models of mobile phones; and
5.	strong marketing structure developed through leveraging on our established partnerships with Shenzhen Tencent, China Mobile, and China Unicom.

Intellectual Property

We have not filed for any protection of our name or trademark.  We do hold intellectual property rights in the mobile phone games which we have developed.  The following is a list of intellectual property rights in mobile phone games which we have developed:

1. PC Software Copyright Registration Certificate of E-Love (2003);

2. PC Software Copyright Registration Certificate of Empire Times (2003);

3. PC Software Copyright Registration Certificate of Jianghu Domination (2003);

4. PC Software Copyright Registration Certificate of Tang Dynasty Journey to the West (2004);

5. PC Software Copyright Registration Certificate of Miracle Journey to the West (2007);

6. PC Software Copyright Registration Certificate of Miracle Jiutian (2007);

7. Software Product Registration Certificate of Tang Dynasty Journey to the West (2007);

8. PC Software Copyright Registration Certificate of Fantasy Wulin (2009);

9. PC Software Copyright Registration Certificate of Shuihu Heros Legend (2009);

10. PC Software Copyright Registration Certificate of Journey to the West OL (2009);

11. PC Software Copyright Registration Certificate of Empire Times (2009); and

12. PC Software Copyright Registration Certificate of Journey to the West: déjà vu (2010)

We also own the copyright of our logo and all of the contents of our website, <www.amicogames.com>.

Research and Development

We incurred approximately $137,173 in research and development expenses during the year ended August 31, 2009 and approximately $373,371 during the year ended August 31, 2010.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

Government Regulations

Regulation on Software Product Management.

The Regulation on Software Product Management was enacted by the Ministry of Industry and Information on March 5, 2009.  This law regulates that all domestic software producers shall apply for registration of their products and keep a copy of software which they have developed with the local industrial administrative department.  Once software is deposited with the department it receives a registration number and a version number which is published on the software when it is sold.  We submitted applications for registration for all of our software products and will register all of our future software product as well.  The cost of compliance with these regulations is minimal.

Regulation on Telecommunication Business Operation License Management.

The Regulation on Telecommunication Business Operation License Management was enacted by the Ministry of Industry and Information on February 4, 2009. Under these regulations, companies involved in the sale of any product or service connected to telecommunications, must apply for and be granted specific operating licenses.   These licenses include the Certificate for Value Added Telecommunication Service Provider and Certificate for Telecom and Information Service Operations, depending on the type of product or service the company is providing.  We have acquired the Certificate for Value Added Telecommunication Service Provider, which is the required license for our operations and which will be examined by local telecommunication supervision department annually.  We do not anticipate any problems with the renewal of our license and the costs are minimal.

Regulation on Foreign Investment in Telecommunication Enterprise.

The Regulation on Foreign Investment in Telecommunication Enterprise was enacted by the State Council on December 11, 2001.  These regulations effect foreign investment in the Chinese telecommunication industry.  The regulations statement that companies engaged in the business of value added telecommunication services, such as us, foreign investors cannot hold more than a 50% interest.  This is why we have undertake the VIE structure with Galaxy.  Compliance with these regulations has required the establishment of the VIE structure which has cost us approximately $20,000 and about $500 in annual upkeep.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We currently have 86 employees with all being engaged on a full time basis

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

We currently rent two offices each of which serves a different business purpose:

(1) Our administrative, R&D, production center: Room South 01-07, 9/F South, Building A, Zhongshan Avenue No. 89, Tianhe District, Guangzhou, Canton Province, P.R. China, with area of 405 square meters;;

(2) Our customer service center:. Room North-02, 9/F North, Building A, Zhongshan Avenue No. 89, Tianhe District, Guangzhou, Canton Province, P.R. China, with area of 45 square meters.

Rent expense for the years ended August 31, 2009 and 2010 was $32,813 and $33,181, respectively.

Item 3.  Legal Proceedings

We know of no other material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “AMCG”.  The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.  OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
June 1, 2010 – August 31, 2010	$0.12	$0.039
March 1, 2010 – May 30, 2010	$0.213	$0.09
December 1, 2009 – February 28, 2010	$0.2787	$0.17
September 1, 2009 – November 30, 2009	$0.1667	$0.0633

The first trade in our stock occurred on October 15, 2009

Holders

As of November 23, 2010, there were 23 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. Except for a dividend of $289,203 paid by our VIE to its shareholders during the year ended August 31, 2010, no cash dividends have been declared as of November 23, 2010.

We do not intend to issue any cash or stock dividends in the near future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of November 23, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales from September 1, 2008 to August 31, 2010.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of November 23, 2010.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

AMICO GAMES CORP. and SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amico Games Corp.

We have audited the accompanying consolidated balance sheets of Amico Games Corp. as of August 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the year ended August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amico Games Corp. as of August 31, 2010 and the consolidated results of its operations and its cash flows for the year ended August 31, 2010 in conformity with accounting principles generally accepted in the in the United States of America.

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Forest Hills, New York
Nov. 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vodafun Limited
Tortola, British Virgin Islands

We have audited the accompanying consolidated balance sheets of Vodafun Limited (the “Company”) as of August 31, 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodafun Limited as of August 31, 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

December 17, 2009

AMICO GAMES CORP
Consolidated Balance Sheets

	Aug. 31	Aug. 31
	2010	2009

Current Assets
Cash and cash equivalents	$444,706	$191,470
Accounts receivable, net	271,651	390,082
Prepaid expenses and other receivables	71,703	30,636
Total Current Assets	788,060	612,188

Property, plant and equipment, net	73,181	31,474
Intangible assets & deferred charges	488	517
Total Assets	$861,729	$644,179

Current Liabilities
Payables and accrued liabilities	$45,282	$10,592
Dividend payable	-	289,203
Due to related parties (short term)	13,145	13,176
Income taxes payable	-	52,322
Other taxes payable	11,124	5,500
Wages payable	64,329	72,178
Deferred tax liabilities	-	-
Loan facility	30,158	-
Total Current Liabilities	164,038	442,971

Total Liabilities	$164,038	$442,971

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	$-
Common stock, 300,000,000* and 600,000,000 shares authorized, $0.00001 par value; 163,500,000* and 219,000,000 shares issued and outstanding at August 31, 2009 and August 31, 2010, respectively	280,158	1,635
Additional paid in capital	280,158	106,713
Accumulated other comprehensive income	10,477	12,344
Retained earnings	404,866	80,516
Total Stockholders' Equity	697,691	201,208

Total Liabilities and Stockholders' Equity	$861,729	$644,179

* The amounts have been retroactively adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend effected April 29, 2010

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Operations

	For the Year Ended Aug. 31,
	2010	2009

Revenue	$1,855,692	$1,258,765
Operating Costs and Expenses:
Selling expenses	497,528	389,906
A&G expenses	1,041,303	595,092
Depreciation of property, plant and equipment	16,349	14,836
Total operating costs and expenses	1,555,180	999,834
Income (Loss) From Operations	300,512	258,931

Interest income	(704)	(675)
Interest expenses	2,157	439

Income (Loss) Before Income Taxes	299,059	259,167
Income Tax Expense (Benefit)
Current	(25,291)	52,289
Defered	-	9,383
	-
Net Income (Loss)	$324,350	$197,495

Other Comprehensive Income
Foreign currency translation adjustment	(1,867)	534
Comprehensive Income	$322,483	$198,029

Earnings Per Share, Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding	200,591,507	163,500,000

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Cash Flows

	For the Year Ended Aug 31,
	2010	2009

Operating activities
Net Income	$324,350	$197,495
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	16,349	14,836
Amortization of intangible assets	117	-
Common stock issued for services	174,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	118,431	(226,190)
Prepaid expenses and other receivables	(41,067)	107,823
Accounts payable and other current liabilities	(19,857)	(130,361)
Deferred tax	-	9,376

Net cash provided by (used in) operating activities	$572,323	(27,021)
Investing activities
Property, plant and equipment additions	(58,056)	(12,062)
Intangible assets additions	(88)	-

Net cash used in investing activities	$(58,144)	(12,062)
Financing activities
Repayament to related parties		(2,905)
Payment of dividend	(289,203)	-
Proceeds from borrowings on loan facility	105,000	-
Principal payments on loan facility	(74,842)	-
Principal payments on revolving line of credit	-	(64,884)
Net cash used in financing activities	$(259,045)	(67,789)

Effect of exchange rate changes on cash and cash equivalents	(1,898)	534

Increase (decrease) in cash and cash equivalents	253,236	(106,338)

Cash and cash equivalents, beginning of year	191,470	297,808

Cash and cash equivalents, end of year	$444,706	$191,470

Supplemental Disclosures
Interest paid	$1,112	$236
Income taxes paid	$27,565	$-

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Stockholders' Equity
For the Years Ended August 31, 2010 and 2009

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Par ($0.00001)	Capital	Income
Balance as of August 31, 2008	163,500,000	$1,635	$395,916	$11,810	$(116,979)	$292,382

Net income for the year					197,495	197,495

Foreign currency translation adjustment				534		534

Dividend			(289,203)			(289,203)

Balance as of August 31, 2009	163,500,000	$1,635	$106,713	$12,344	$80,516	$201,208

Effect of reverse merger	54,600,000	546	(546)			-

Common shares issued for services	900,000	9	173,991			174,000

Net income for the year ending					324,350	324,350

Foreign currency translation adjustment				(1,867)		(1,867)

Balance as of May 31, 2010	219,000,000	$2,190	$280,158	$10,477	$404,866	$697,691

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CROP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

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

Stock Split

On April 29, 2010, the Company effected a three-for-one stock split in the form of a 200% stock dividend of common stock to stockholders of record as of May 10, 2010. All share and per share information referred to in the consolidated financial statements has been retroactively adjusted to reflect the stock split.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of August 31, 2010 and 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at August 31, 2010 and 2009.

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

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of August 31, 2010, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Miracle Jiutian. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Comprehensive Income

The Company has adopted the standard issued by the FASB, “Reporting Comprehensive Income,” codified with ASC 220, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

The exchange rates for the balance sheets in effect at August 31 2010 and August 31, 2009 were RMB 1 for $0.146051 and $0.146400, respectively.

Stock Options and Similar Equity Instruments

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the standard issued by the FASB "Share-Based Payment," codified with ASC 220. The standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company does not have any instruments subject to compliance with this standard.

Income Taxes

The Company accounts for income taxes in accordance with the standard issued by the FASB, “Accounting for Income Taxes,” codified with ASC 740, and related FASB interpretation. In accordance with this standard, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Share

The Company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the year ended August 31, 2010 and 2009, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

Fair Value of Financial Instruments

The Company adopted the standard issued by the FASB, “Fair Value Measurements,” codified with ASC 820, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The standard issued by the FASB, “The Fair Value Option for Financial Assets and Financial Liabilities,” codified with ASC 825, concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended August 31, 2010 and 2009, there were no applicable items on which the fair value option was elected.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Approximately all of the accounts receivable at August 31 2010 and 2009 consisted of amounts due from one customer-Shenzhen Tencent Computer System Co., Ltd.  These amounts were $271,651 and $390,082, respectively.

Recent Accounting Pronouncements

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

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on its consolidated results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company this standard would be required prospectively beginning September 1, 2010. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $71,109 and $30,636 as of August 31, 2010 and 2009, respectively, as follows:

	Aug. 31,	Aug. 31,
	2010	2009

Prepaid Expenses	$49,536	$8,333
Home Loans to Employees	13,670	17,568
Other Receivables	8,497	4,735
Total Prepaids and Other Receivables	$71,703	$30,636

The prepaid expenses were prepayments for networking and consulting services provided the following fiscal year.

The loans made to employees were done as additional incentive for performance.  The employee was allowed to use the loan for a down payment on a home.  The loans are to be repaid in one year from the date of issuance and are non-interest bearing.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

NOTE 5 – PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totaled $45,282 and $10,592 as of August 31, 2010 and  2009.  These accounts consist primarily of payables for auditing fee and consulting expenses incurred by the Company.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of August 31, 2010 and 2009.

NOTE 7 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The loan is currently past due, the Company imputed $1.045 interest for the year ended August 31, 2010.  The balance due under the loan facility as of August 31, 2010 is $30,158.

NOTE 8 – COMMITMENTS AND CONTINGECIES

The Company has two offices in Guangzhou city in Canton Province, P.R. China:

(1)
administrative, R&D, production center: Room South 01-07, 9/F South, Building A, Zhongshan Avenue No. 89, Tianhe District, Guangzhou, Canton Province, P.R. China, with area of 405 square meters; (2) customer service center: Room North-02, 9/F North, Building A, Zhongshan Avenue No. 89, Tianhe District, Guangzhou, Canton Province, P.R. China, with area of 45 square meters.

Rent expense for the years ended August 31, 2010 and 2009 was $33,181 and $32,813, respectively.

The company enters into a new lease agreement for a bigger office, rocated at Zhonhshan Avenue No. 238, Tianhe District, Guangzhou, Canton Province, P.R. China, with area of 1,400 square meters. The agreement will be effective from September 16, 2010 to September 15, 2013.  The original lease agreements for the old offices were terminated at November 20, 2010 when the company relocates to the new office.

The following table shows the minimum lease payments due on the contracts for the next five years:
Fiscal year ending August 31, 2011: $157,350
Fiscal year ending August 31, 2012: $162,784
Fiscal year ending August 31, 2013: $170,925
Fiscal year ending August 31, 2014: $0
Fiscal year ending August 31, 2015 and thereafter: $0

NOTE 9 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

NOTE 10 – INCOME TAX

The Company accounts for income taxes under the standard ‘‘Accounting for Income Taxes,’’ codified with ASC 740 which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

In 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. Beginning from 2010 to 2013, the Company is subject to a preferential tax rate of 15% due to certification of high technology industry. For the years ended August 31, 2010 and 2009, the company has income tax provision (benefit) of ($25,291) and $61,672, respectively

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate as follows for the years ended August 31, 2010 and 2009:

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

NOTE 11 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

The Company’s revenue by customer is as follows:

NOTE 12 – BUSINESS COMBINATION

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

Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Prospectus.

Liquidity and Capital Resources

For the years ended August 31, 2010 and August 31, 2009

As of August 31, 2010 we had $444,706 in cash, current assets of $788,060, current liabilities of $164,038 and working capital of $624,022.  As of August 31, 2009 we had $191,470 in cash, current assets of $612,188, current liabilities of $442,971 and working capital of $169,217. As of August 31, 2010 we had total assets of $861,729, compared to total assets of $644,179 as of August 31, 2009.

During the year ended August 31, 2010 we received net cash of $572,323 from operating activities, compared to net cash spent of $27,021 on operating activities during the year ended August 31, 2009.  The increase in receipts from operating activities during the year ended August 31, 2010 was primarily due to an increase in net income and a decrease in our accounts receivable.

During the year ended August 31, 2010 we used net cash of $58,144 in investing activities, compared to $12,062 during the same period in 2009.  These expenditures were the result of cash paid for property, plant and equipment additions.

During the year ended August 31, 2010 we spent net cash of $259,045 on financing activities, compared to net cash spending of $67,789 on financing activities during the year ended August 31, 2009.  Our VIE paid a cash dividend of $289,203 to its shareholders during the year ended August 31, 2010, which accounted for most of the difference in cash spent on financing activities during the two years.

During the year ended August 31, 2010 we recognized a loss of $1,898 due to the effect of exchange rates on our cash position, compared to a gain of $534 during the year ended August 31, 2009.  Our net cash increased by $253,236 during the year ended August 31, 2010, compared to a net cash decrease of $106,338 during the year ended August 31, 2009.  The increase in cash for the year ended August 31, 2010 was largely the result of increase net income.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our development independently.

We estimate that our expenses over the next 12 months (beginning December 2010) will be approximately $2,150,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	150,000
Selling expenses	12 months	500,000
Investor relations and capital raising	12 months	100,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	300,000
General and administrative expenses	12 months	900,000
Total		2,150,000

We intend to meet our cash requirements for the next 12 months through a combination of our net income generated from daily operations and potential financing by way of private placements.  Although we currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings, we are able to generate sufficient funds to fully carry out our business plan.

Results of Operations

For the years ended August 31, 2010 and August 31, 2009

Revenues

During the year ended August 31, 2010 we generated $1,855,692 in revenues, compared to revenues of $1,258,765 during the year ended August 31, 2009.  The reason for the increase revenue was an increase in the amount of registered subscribers and the rollout of a new game.

Expenses

For the years ended August 31, 2010 and August 31, 2009 our expenses were as follows:

Type of Expense	August 31, 2010 ($)	August 31, 2009 ($)
Selling	497,528	389,906
General and administrative	1,041,303	595,092
Depreciation of property, plant and equipment	16,349	14,836

For the year ended August 31, 2010 our total expenses were $1,555,180 compared to total expenses of $999,834 during the year ended August 31, 2009.  The increase in total expenses can be mainly attributed to greater general and administrative expenses tied to an increase in staff and operations due to the development of new games and an increase in users.

Taxes and Net Income

For the year ended August 31, 2010 we had tax benefit of $25,291 due to over accrual of tax provision in prior years.  During the year ended August 31, 2010 we generated net income after tax of $324,350 compared to net income after tax of $197,495 for the year ended August 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We generally recognize revenue when our products are sold and split the revenue earned with our partners that provide the platform for our software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”).  As of August 31, 2010, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Miracle Jiutian. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Earnings Per Share

We have adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  We do not have any potentially issuable shares.  For the year ended August 31, 2010 and 2009, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

Directors and Officers

Our Articles state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position
Peter Liu	37	President and Chief Executive Officer
Wing Kuen Ha	47	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Yuan Xu	42	Chief Operating Officer
Lin Zhong	32	Chief Technology Officer
Pui Ling Chan	44	Director
Tian Yuan	37	Director

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified.  Officers hold their positions at the will of our Board of Directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Peter Liu

Mr. Liu is our President and Chief Executive Officer.  He was one of earliest pioneers in the mobile game industry in China, and became the founder and executive director of Galaxy in 2001.  Mr. Liu has extensive experience in business administration, team building and project management. Mr. Liu holds a diploma in an Executive MBA training course from the South China University of Technology which he received in 2005.  He also completed training courses in Financial Management from the South China Normal University in 2002 and Computer Application from the Sun Yat-Sen University in 2000.

Wing Kuen Ha

Mr. Ha is our Chief Financial Officer, Principal Accounting Officer, Treasurer and Secretary.  He has over 20 years of experience in the areas of auditing, transaction advisory services and commercial transactions.  In the past, Mr. Ha has served as an executive director, group financial controller and company secretary for several publicly traded companies listed on the Hong Kong Stock Exchange.  From, October 2002 to April 2005, Mr. Ha worked as a senior accounting consultant with Lui & Leung CPA.  From May of 2005 to the present, Mr. Ha has been employed as a senior consultant by Hong Kong based Palladia Consulting Limited.  Mr. Ha holds a Masters Degree in Professional Accounting from the Open University of Hong Kong and he is also a fellow member of The Association of Chartered Certified Accountants and The Hong Kong Institute of Certified Public Accountants.

Yuan Xu

Mr. Xu is our Chief Operating Officer.  Mr. Xu brings 14 years of experience in the Chinese telecommunications industry as well as expertise in business networking and strategic alliance formation with major telecommunication network operators and value-added service providers in China. Mr. Xu joined Galaxy in October 2006 as its Chief Operating Officer.  Prior to joining Galaxy, Mr. Xu was the general manager of Guangzhou Hanzheng Information Technology Limited and Guangzhou Polynet Limited during the period from July 2005 to October 2006.  From 2003 to July 205, he was the CEO of Guangdong Renwoxing Information Industry Limited, a software development company.  Mr. Xu received his Bachelor degree in 1991 from Anhui University of China.

Lin Zhong

Mr. Zhong is our Chief Technology Officer. In 2002 Mr. Zhong joined Galaxy as a programmer and was appointed as its Technology Director in 2003.  He is proficient in developing multiplayer mobile games for a number of various mobile platforms including SMS, WAP and Java.  Mr. Zhong is the system analyst and project manager for most of our mobile games.  Mr. Zhong received his Bachelor degree in Computer Science and Technology in year 2000 from National University of Defense Technology of China.

Pui Ling Chan

Ms Chan Pui Ling is the director of the Company. Ms. Chan has over 18 years of experience in management information technique project in the financial sector. She managed and participated in a number of IT system integration projects in relation to bank acquisitions as well as construction of collateral system, collection system, and insurance accounting systems, among others. Ms. Chan has worked with Wing Hang Bank in Hong Kong since 1991 and she was appointed as a Project Manager in April  of 2006. Ms. Chan received a Bachelor of Science in Chinese Unversity of Hong Kong in 1990

Yuan Tian

Mr. Yuan Tianis director of the Company. He has over 15 year’s general management experience in China. In February 2007, Mr. Tian worked as the General Manger in the Network Payment Department in Guangdong iTour Electric Commercial Travelling Service Co., Ltd. From September 2006 to January 2007, he was appointed as CEO of Suzhou Tongli International Tourism Development Co., Ltd. From August 2005 to August 2006, he joined Guangdong New Generation Commercial Management Co., Ltd and was appointed as General Manager of marketing center, Officer of Non-ticket Section Management Office, and Director of Tourism Credit Center. In April 2003, he joined Guangzhou Hengda Industrial (Group) Co., Ltd. as the Officer to President. Mr. Tian graduated from the Institute of National Economic Management in Renmin University of China with Bachelor of Economics in 1996, and attended senior EMBA courses in Shenzhen Academy of Tsinghua University in 2001.

Board of Directors and Director Nominees

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended August 31, 2010.

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended August 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective July 1, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report for the year ended August 31, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Item 11.  Executive Compensation

Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Peter Liu (2)	2010	24,561	0	24,561
	2009	21,083	0	21,083
Wing Kuen Ha (3)	2010	0	0	0
	2009	0	0	0
Yuan Xu (4)	2010	24,561	0	24,561
	2009	21,083	0	21,083
Lin Zhong (5)	2010	17,544	0	17,544
	2009	12,299	0	12,299

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Peter Liu has served as our President and Chief Executive Officer since November 26, 2009.
(3)	Wing Kuen Ha has served as our Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since November 26, 2009.
(4)	Yuan Xu has served as our Chief Operating Officer since November 26, 2009.
(5)	Lin Zhong has served as our Chief Technical Officer since November 26, 2009.

We made no grants of stock options or stock appreciation rights since our inception to August 31, 2010.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2010.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Change of Control

As of November 23, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 23, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name & address of beneficial owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(2)
Common Stock	Peter Liu (3) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	362,106	(8)
Common Stock	Wing Kuen Ha(4) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	0	0
Common Stock	Yuan Xu (5) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	270,768	(8)
Common Stock	Tian Yuan (6) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	43,838,100	0
Common Stock	Lin Zhong(7) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	181,053	(8)
Common Stock	Pui Ling Chan(8) Room North-02, 9th Floor, Flat A, No. 89 Zhongshan Avenue West, Tianhe District, Guangzhou, Canton Province, China 510630	0	0
All Officers and Directors as a Group		44,652,027	20
Common Stock	Ronotech Limited(10) Palm Grove House, PO Box 438, Road Town, Tortola, BVI	27,067,800	12
Common Stock	Wellton Global Limited(11) Palm Grove House, PO Box 438, Road Town, Tortola, BVI	16,347,324	7.5
Common Stock	Lau Ling Room 1807 18th Floor, Nanfand Securities Building No 14, Ti Yu Dong Road, Tian He Dist., China	15,000,000	6.8

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 219,000,000 issued and outstanding shares of common stock as of November 23, 2010.
(3)	Peter Liu is our President and Chief Executive Officer.
(4)	Wing Kuen Ha is our director, CFO, Secretary and Treasurer.
(5)	Yuan Xu is our Chief Operating Officer.
(6)	Tian Yuan is our director. Tian Yuan has voting and dispositive control over shares owned by Digital Force Limited which holds all of the listed shares.
(7)	Lin Zhong is our Chief Technology Officer.
(8)	Pui Ling Chan is our director.
(9)	Less than 1%
(10)	Zhou Yong Wen has voting and dispositive control over shares owned by Ronotech Limited.
(11)	Xiang Shu Qin has voting and dispositive control over shares owned by Wellton Global Limited.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related party transactions during the years ended August 31, 2010 and August 31, 2009 consisted of the following amounts owing to a related party:

(a)  Company’s shareholder.

These amounts represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties were made to meet our operational needs.  We have not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of August 31, 2010 and 2009.

Upon closing of the Share Exchange with Vodafun on December 31, 2009, we issued 54,500,000 pre dividend shares to Tian Yuan, our director.  Mr. Yuan consequently transferred all shares in private transactions.

We have not entered into any other transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2010 and for fiscal year ended August 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31
	2010 ($)	2009 ($)
Audit Fees	91,976	85,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	91,976	85,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

2.1	Share Exchange Agreement with Tian Yuan and Vodafun Limited, dated November 27, 2009 (1)
3.1	Articles of Incorporation of Amico Games Corp. (formerly Destiny Mining Inc.) (2)
3.2	Articles of Merger filed with the Nevada Secretary of State on September 23, 2009 (3)
3.3	Certificate of Change filed with the Nevada Secretary of State on September 22, 2009 (3)
3.4	Bylaws of Amico Games Corp. (formerly Destiny Mining Inc.) (2)
10.1	Consulting Services Agreement between Vodafun Limited and Galaxy Software (Guangzhou) Limited dated April 15, 2009. (4)
10.2	Business Operating Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (4)
10.3	Equity Pledge Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (4)
10.4	Exclusive Option Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (4)
10.5	Voting Right Proxy Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (4)
10.6	Share Cancellation and Debt Assumption Agreement with Emad Petro dated December 31, 2009. (4)
14	Code of Ethics (5)
21	List of Subsidiaries: Vodafun Limited
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Included as an exhibit to our Current Report on Form 8-K filed on November 30, 2009.
(2)           Included as an exhibit to our Registration Statement on Form S-1 filed on June 16, 2008.
(3)           Included as an exhibit to our Current Report on Form 8-K filed on September 30, 2009.
(4)           Included as an exhibit to our Current Report on Form 8-K filed on January 1, 2010.
(5)           Included as an exhibit to our Annual Report on Form 10-K filed on June 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICO GAMES CORP.

Date: Novemebr 29, 2010	By:	/s/ Peter Liu
Peter Liu
President and Chief Executive Officer

Date: November 29, 2010	By:	/s/ Wing Kuen Ha
Wing Kuen Ha
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Wing Kuen Ha		November 29, 2010
Wing Kuen Ha	Director, Chief Financial Officer, Principal Accounting Officer

/s/ Tian Yuan		November 29, 2010
Tian Yuan	Director

/s/ Pui Ling Chan		November 29, 2010
Pui Ling Chan	Director