Form 10-Q
period 2010-11-30
AMICO GAMES CORP.
filed 2011-01-13
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission File Number: 000-53711

AMICO GAMES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0579264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2nd Floor, Zhonhshan Avenue No. 238, Tianhe District, Guangzhou, Canton Province, China 510630
(Address of principal executive offices) (Zip Code)

(86) 20 8556 2666
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐YES  ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Non-accelerated filer ☐          Accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐YES  ☒NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  ☐YES  ☐NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

219,000,000 common shares issued and outstanding as of January 13, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended November 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMICO GAMES CORP
Consolidated Balance Sheets

	Nov. 30,	Aug. 31,
	2010	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$350,934	$444,706
Accounts receivable, net	267,225	271,651
Prepaid expenses and other receivables	65,253	71,703
Total Current Assets	683,412	788,060

Property, plant and equipment, net	120,777	73,181
Intangible assets	474	488
Leasehold improvements, net	40,473	-
Security deposits	28,798	-
Total Assets	$873,934	$861,729

Current Liabilities
Payables and accrued liabilities	$35,171	$45,282
Due to related parties (short term)	13,493	13,145
Other taxes payable	13,402	11,124
Wages payable	71,139	64,329
Loan facility	30,197	30,158
Total Current Liabilities	163,402	164,038

Total Liabilities	$163,402	$164,038

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	$-	$-
Common stock, 600,000,000 shares authorized, $0.00001 par value; 219,000,000 shares issued and outstanding	2,190	2,190
Additional paid in capital	280,158	280,158
Accumulated other comprehensive income	31,111	10,477
Retained earnings	397,073	404,866
Total Stockholders' Equity	710,532	697,691

Total Liabilities and Stockholders' Equity	$873,934	$861,729

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	Nov. 30,
	2010	2009
Revenue	$463,250	$467,526
Operating Costs and Expenses:
Selling expenses	181,311	141,924
A&G expenses	284,089	172,963
Depreciation of property, plant and equipment	4,994	4,361
Total operating costs and expenses	470,394	319,248
Income (Loss) From Operations	(7,144)	148,278

Interest income	(317)	(156)
Interest expenses	966	181
Income (Loss) Before Income Taxes	(7,793)	148,253
Income Tax Expense(benefit)
Current	-	21,031
Deferred tax expense(benefit)	-	-

Net Income (Loss)	$(7,793)	$127,222

Other Comprehensive Income
Foreign currency translation adjustment	20,634	(234)
Comprehensive Income	$12,841	$126,988

Earnings Per Share, Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding	219,000,000	163,500,000

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Nov. 30,
	2010	2009

Operating activities
Net Income (Loss)	$(7,793)	$127,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	4,994	4,361
Amortization of intangible assets	27	-
Amortization of leasehold improvements	3,668	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,426	(77,524)
Prepaid expenses and other receivables	6,450	(1,542)
Accounts payable and other accrued liabilities	(1,023)	111,635
Security deposits	(28,798)	-

Net cash provided by (used in) operating activities	$(18,049)	$164,152
Investing activities
Property, plant and equipment additions	(52,590)	(4,033)
Leasehold improvement additions	(44,153)	-

Net cash used in investing activities	$(96,743)	$(4,033)
Financing activities
Proceeds from related parties	-	7
Net cash provided by financing activities	$-	$7

Effect of exchange rate changes on cash and cash equivalents	21,020	(234)

Increase (decrease) in cash and cash equivalents	(93,772)	159,892

Cash and cash equivalents, beginning of period	444,706	191,470

Cash and cash equivalents, end of period	$350,934	$351,362

Supplemental Disclosures
Interest paid	$966	$236
Income taxes paid	$-	$11,433

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Stockholders' Equity
For the Three Months Ended November 30, 2010 (Unaudited) and the Year Ended August 31, 2010

	Common Stock		Additional	Accumulated Other
	Shares	Par ($0.00001)	Paid-In Capital	Comprehensive Income	Retained Earnings	Total
Balance as of August 31, 2009	163,500,000	$1,635	$106,713	$12,344	$80,516	$201,208

Effect of reverse merger	54,600,000	546	(546)			-

Common shares issued for services	900,000	9	173,991			174,000

Net income for the year ending					324,350	324,350

Foreign currency translation adjustment				(1,867)		(1,867)

Balance as of August 31, 2010	219,000,000	$2,190	$280,158	$10,477	$404,866	$697,691

Net loss for the three months ending					(7,793)	(7,793)

Foreign currency translation adjustment				20,634		20,634

Balance as of November 30, 2010 (Unaudited)	219,000,000	$2,190	$280,158	$31,111	$397,073	$710,532

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2010

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

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on November 29, 2010. Interim results are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of November 30 and August 31, 2010.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at November 30 and August 31, 2010.

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

Leasehold Improvements

Leasehold improvements are recorded at cost and amortized over the length of the lease which is a three year period beginning in September 2010.

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of November 30, 2010, there were five cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, Miracle Jiutian, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

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

The exchange rates for the balance sheets in effect at November 30 and August 31, 2010 were RMB 1 for $0.149925 and $0.146051, respectively. The average rates used to convert income and expense for the three months ended November 30, 2010 and 2009 were RMB 1 for $0.149477 and $0.146465, respectively.

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

Earnings Per Share

The Company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the three months ended November 30, 2010 and 2009, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

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

The standard issued by the FASB, “The Fair Value Option for Financial Assets and Financial Liabilities,” codified with ASC 825, concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended November 30 and August 31, 2010, there were no applicable items on which the fair value option was elected.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Approximately all of the accounts receivable at November 30 and August 31, 2010 consisted of amounts due from one customer-Shenzhen Tencent Computer System Co., Ltd.  These amounts were $267,225 and $271, 651, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $65,253 and $71,703 as of November 30 and August 31, 2010, respectively, as follows:

	Nov. 30	Aug. 31
	2010	2010

Prepaid Expenses	$43,005	49,536
Home Loans to Employees	13,499	13,670
Other Receivables	8,749	8,497
Total Prepaids and Other Receivables	$65,253	71,703

The prepaid expenses were prepayments for networking and consulting services provided the following fiscal year.

The loans made to employees were done as additional incentive for performance.  The employee was allowed to use the loan for a down payment on a home.  The loans are to be repaid in one year from the date of issuance and non-interest bearing.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Nov. 30	Aug. 31
	2010	2010

Office equipment - Cost	$95,256	$54,105
Office equipment - Accumulated Depr	(46,120)	(44,358)
Office equipment - Net	49,136	9,747

Electronic equipment - Cost	103,467	90,127
Electronic equipment - Accumulated Depr	(33,422)	(28,541)
Electronic equipment - Net	70,045	61,586

Automobiles - Cost	38,629	37,631
Automobiles - Accumulated Depr	(38,629)	(37,631)
Automobiles - Net	0	0

Furniture equipment - Cost	6,012	5,857
Furniture equipment - Accumulated Depr	(4,416)	(4,009)
Furniture equipment - Net	1,596	1,848

Total Fixed Assets - Net	$120,777	$73,181

NOTE 5 – LEASEHOLD IMPROVEMENTS

Leasehold Improvements include the following:

	Nov. 30	Aug. 31
	2010	2010

Cost	$44,153	-
Accumulated Amortization	(3,680)	-

Leasehold Improvement, Net	$40,473	-

The amortization expense for the three months ended November 30, 2010 and 2009 were $3,668 and $0, respectively.

NOTE 6– PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totaled $35,171 and $45,282 as of November 30 and August 31, 2010, respectively.  These accounts consist primarily of payables for auditing fee and consulting expenses incurred by the Company.

NOTE 7 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

	Nov. 30	Aug. 31
	2010	2010
Ling Liu (a)	$13,493	$13,145

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of November 30 and August 31, 2010.

NOTE 8 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The loan is currently past due, and the Company imputed $688 interest for the three months ended November 30, 2010.  The balance due under the loan facility as of November 30 and August 31, 2010 is $30,197 and $30,158, respectively.

NOTE 9 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

NOTE 10 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

	Nov. 30	Aug. 31
Customer	2010	2010

Shenzhen Tencent Computer System Co., Ltd	100%	100%

The Company’s revenue by customer is as follows:

	For Three Months Ended
	Nov. 30	Aug. 31
Customer	2010	2010

Shenzhen Tencent Computer System Co., Ltd	100%	100%

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our company", mean Amico Games Corp. a Nevada corporation and our wholly owned subsidiary Vodafun Limited, a British Virgin Islands corporation, unless otherwise indicated.

Overview

We were incorporated under the name Destiny Minerals Inc. on February 12, 2008 under the laws of the State of Nevada.  On September 23, 2009 we filed an amendment to our articles of incorporation to change our name to Amico Games Corp., and on November 27, 2009 we entered into a share exchange agreement with Vodafun Limited, now our wholly owned subsidiary.  The closing of the transactions contemplated by the share exchange agreement occurred on December 31, 2009, at which time we adopted the business of Vodafun.  We are now engaged in the development and distribution of mobile phone games for the Chinese market.

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

Our principal offices are located at 2nd Floor, Zhonhshan Avenue No. 238, Tianhe District, Guangzhou, Canton Province, China 510630.  Our telephone number is (8620) 85562666.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Our results of operations are summarized below:

Results of Operations for the three months ended November 30, 2010 and 2009

	Three Months Ended November 30, 2010 ($)	Three Months Ended November 30, 2009 ($)
Revenue	463,250	467,526
Expenses	470,394	319,248
Income (Loss) from Operations	(7,144)	148,278

During the three months ended November 30, 2010, we earned revenue of $463,250 compared to $467,526 during the same period in 2009. The revenues were generated through sales of our mobile phone games; a decrease of less than 1%, which is primarily attributed to a decrease in sales. For the three months ended November 30, 2010 we incurred loss from operations of $7,144. During the same period in 2009 we realized income from operations of $148,278. The primary reason for the loss during the period ended November 30, 2010 was due to the increase in operating expenses.

Expenses

Our operating expenses for the three month periods ended November 30, 2010 and 2009 are outlined in the table below:

	For the Three Months Ended November 30,
	2010	2009	Difference
	($)	($)	($)
Selling expenses	181,311	141,924	39,387
Administrative and general expenses	284,089	172,963	111,126
Depreciation of property, plant and equipment	4,994	4,361	633
Total Expenses	470,394	319,248	151,146

Our expenses during the three month period ended November 30, 2010 consisted of $181,311 selling expenses, $284,089 in general and administrative expenses and $4,994 in depreciation.  Comparatively, our expenses during the three month period ended November 30, 2009 consisted of $141,924 selling expenses, $172,963 in general and administrative expenses and $4,361 in depreciation. The increase in expenses was primarily due to the increase in payroll and office expenses.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Liquidity and Capital Resources

As of November 30, 2010 we had cash and cash equivalents of $350,934 and a working capital surplus of $520,010.

For the three months ended November 30, 2010, we used net cash of $18,049 in operating activities, compared to net cash provided by operating activities of $164,152 during the same period in 2009. The decrease of cash provided by operating activities for the three months ended November 30, 2010 was primarily due to our net loss and increase in security deposits.

During the three months ended November 30, 2010, we spent $96,743 on investing activities compared to $4,033 spent during the same period in 2009.  These amounts were spent on purchases of equipment and leasehold improved additions.

During the three months ended November 30, 2010, we did used net cash of $Nil on financing activities, compared to $7 used during the same period in fiscal 2009.

Our cash level decreased by $93,772 during the three months ended November 30, 2010.

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

Revenue Recognition

Our company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of November 30, 2010, there were five cell phone games of our company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, Miracle Jiutian, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages,  the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Foreign Currency Translation

The functional currency of our company is the Renminbi (“RMB”), the PRC’s currency. We maintain our financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of our company, which are prepared using the RMB, are translated into our company’s reporting currency, United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates for the balance sheets in effect at November 30 and August 31, 2010 were RMB 1 for $0.149925 and $0.146051, respectively. The average rates used to convert income and expense for the three months ended November 30, 2010 and 2009 were RMB 1 for $0.149477 and $0.146465, respectively.

Earnings Per Share

Our company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Our company does not have any potentially issuable shares.  For the three months ended November 30, 2010 and 2009, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (also our principal accounting officer), of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our principal executive officer and principal financial officer (also our principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer (also our principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.  This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our principal executive officer and principal financial officer (also our principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Tian Yuan and Vodafun Limited, dated November 27, 2009 (1)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Amico Games Corp. (formerly Destiny Mining Inc.)(2)
3.2	Articles of Merger filed with the Nevada Secretary of State on September 23, 2009(3)
3.3	Certificate of Change filed with the Nevada Secretary of State on September 22, 2009(3)
3.4	Bylaws of Amico Games Corp. (formerly Destiny Mining Inc.)(2)
(10)	Material Contracts
10.1	Consulting Services Agreement between Vodafun Limited and Galaxy Software (Guangzhou) Limited dated April 15, 2009.(4)
10.2	Business Operating Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009.(4)
10.3	Equity Pledge Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009.(4)
10.4	Exclusive Option Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009.(4)
10.5	Voting Right Proxy Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009.(4)
10.6	Share Cancellation and Debt Assumption Agreement with Emad Petro dated December 31, 2009.(4)
(14)	Code of Ethics
14.1	Code of Ethics(5)
21	List of Subsidiaries
21.1	Vodafun Limited, a British Virgin Islands corporation
(31)	Rule 12a-14(a)/15d-14(a) Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

(1)	Included as an exhibit to our Current Report on Form 8-K filed on November 30, 2009.

(2)	Included as an exhibit to our Registration Statement on Form S-1 filed on June 16, 2008.

(3)	Included as an exhibit to our Current Report on Form 8-K filed on September 30, 2009.

(4)	Included as an exhibit to our Current Report on Form 8-K filed on January 1, 2010.

(5)	Included as an exhibit to our Annual Report on Form 10-K filed on June 26, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICO GAMES CORP.
(Registrant)

Date: January13, 2011	/s/ Peter Liu
Peter Liu
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2011	/s/ Wing Kuen Ha
Wing Kuen Ha
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)