Form 10-Q
period 2011-02-28
AMICO GAMES CORP.
filed 2011-04-14
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Non-accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  ☐ YES  ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

219,000,000 common shares issued and outstanding as of April 14, 2011

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended February 28, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMICO GAMES CORP
Consolidated Balance Sheets

	Feb. 28,	Aug. 31,
	2011	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$215,977	$444,706
Accounts receivable, net	354,082	271,651
Due from stockholders	13,695	13,145
Prepaid expenses and other receivables	36,838	58,558
Total Current Assets	620,592	788,060

Property, plant and equipment, net	149,906	73,181
Intangible assets	454	488
Leasehold improvements, net	37,345	-
Security deposits	29,990	-
Total Assets	$838,287	$861,729

Current Liabilities
Payables and accrued liabilities	$28,735	$45,282
Due to related parties (S/T)	13,696	13,145
Other taxes payable	12,689	11,124
Wages payable	83,717	64,329
Loan facility	42,516	30,158
Total Current Liabilities	181,353	164,038

Total Liabilities	$181,353	$164,038

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	$-	$-
Common stock, 600,000,000 shares authorized, $0.00001 par value; 219,000,000 shares issued and outstanding	2,190	2,190
Additional paid in capital	280,158	280,158
Accumulated other comprehensive income	42,409	10,477
Retained earnings	332,177	404,866
Total Stockholders' Equity	656,934	697,691

Total Liabilities and Stockholders' Equity	$838, 287	$861,729

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Feb 28,		Feb 28,
	2011	2010	2011	2010

Revenue	$617,835	$458,076	$1,081,085	$925,602
Operating Costs and Expenses:
Selling expenses	274,182	165,472	455,493	307,396
A&G expenses	400,045	417,733	684,134	590,696
Depreciation of property, plant and equipment	8,371	4,325	13,365	8,686
Total operating costs and expenses	682,598	587,530	1,152,992	906,778
Income (Loss) From Operations	(64,763)	(129,454)	(71,907)	18,824

Interest income	(267)	(236)	(584)	(392)
Interest expenses	400	841	1,366	1,022
Income (Loss) Before Income Taxes	(64,896)	(130,059)	(72,689)	18,194
Income Tax Expense(benefit)
Current	-	1,527	-	22,558
Defered tax expense(benefit)	-	-	-	-

Net Income (Loss)	$(64,896)	$(131,586)	$(72,689)	$(4,364)

Earnings Per Share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	219,000,000	66,820,000	219,000,000	60,625,967

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28,
	2011	2010

Operating activities
Net Income (Loss)	$(72,689)	$(4,364)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	13,365	8,686
Amortization of intangible assets	54	-
Amortization of leasehold improvements	7,382	-
Common stock issued for services	-	174,000
Changes in operating assets and liabilities:
Accounts receivable, net	(82,431)	82,592
Prepaid expenses and other receivables	21,720	10,939
Accounts payable and other accrued liabilities	4,406	(3,171)
Security deposits	(29,990)	-

Net cash provided by (used in) operating activities	(138,183)	268,682
Investing activities
Property, plant and equipment additions	(86,163)	(17,750)
Lease improvement additions	(44,290)	-

Net cash used in investing activities	(130,453)	(17,750)
Financing activities
Payment of dividend	-	(289,203)
Proceeds from borrowing on loan facility	12,358	105,000
Principal payments on loan facility	-	(74,965)
Loan made to stockholders	-	(13,185)
Proceeds from related parties	-	9
Net cash provided by financing activities	12,358	(272,344)

Effect of exchange rate changes on cash and cash equivalents	27,549	307

Increase (decrease) in cash and cash equivalents	(228,729)	(21,105)

Cash and cash equivalents, beginning of year	444,706	191,470

Cash and cash equivalents, end of year	$215,977	$170,365

Supplemental Disclosures
Interest paid	$(1,366)	$(392)
Income taxes paid	$-	$11,433

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Six Months Ended February 28, 2011 (Unaudited) and the Year Ended August 31, 2010

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained		Comprehensive Income
	Shares	Par ($0.00001)	Capital	Income	Earnings	Total	(Loss)
Balance as of August 31, 2009	163,500,000	$1,635	$106,713	$12,344	$80,516	$201,208

Effect of reverse merger	54,600,000	546	(546)			-

Common shares issued for services	900,000	9	173,991			174,000

Net income for the year ending					324,350	324,350	$324,350

Foreign currency translation adjustment				(1,867)		(1,867)	(1,867)

Balance as of August 31, 2010	219,000,000	$2,190	$280,158	$10,477	$404,866	$697,691	$322,483

Net loss for the six months ending					(72,689)	(72,689)	$(72,689)

Foreign currency translation adjustment				31,932		31,932	31,932

Balance as of February 28, 2011 (Unaudited)	219,000,000	$2,190	$280,158	$42,409	$332,177	$656,934	$(40,757)

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of February 28, 2011 and August 31, 2010.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at February 28, 2011 and August 31, 2010.

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

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of February 28, 2011, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages, the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

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

The exchange rates for the balance sheets in effect at February 28, 2011 and August 31, 2010 were RMB 1 for 0.152169 and $0.146051, respectively. The average rates used to convert income and expense for the six months ended February 28, 2011 and 2010 were RMB 1 for $0.150393 and $0.146461, respectively.

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

Earnings Per Share

The Company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the six months ended February 28, 2011 and 2010, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

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

The standard issued by the FASB, “The Fair Value Option for Financial Assets and Financial Liabilities,” codified with ASC 825, concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended February 28, 2011 and August 31, 2010, there were no applicable items on which the fair value option was elected.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Approximately all of the accounts receivable at February 28, 2011 and August 31, 2010 consisted of amounts due from one customer-Shenzhen Tencent Computer System Co., Ltd.  These amounts were $354,082 and $271, 651, respectively.

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

NOTE 3 – DUE FROM STOCKHOLDERS

Due from stockholders was $13,695 and $13,145 as of February 28, 2011 and August 31, 2010, respectively. This is non-interest bearing loan and the expiration date is December 31, 2011.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $36,838 and $58,558 as of February 28, 2011 and August 31, 2010, respectively, as follows:

	Feb. 28, 2011	Aug. 31, 2010

Prepaid Expenses	$36,108	$49,536
Other Receivables	730	9,022
Total Prepaids and Other Receivables	$36,838	58,558

The prepaid expenses were prepayments for networking and computers the following fiscal year.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Feb. 28, 2011	Aug. 31, 2010

Office Equipment - Cost	$101,011	$54,105
Office equipment - Accumulated Depr	(49,471)	(44,358)
Office Equipment - Net	51,540	9,747

Electronic equipment - Cost	119,131	90,127
Electronic equipment - Accumulated Depr	(38,818)	(28,541)
Electronic equipment - Net	80,313	61,586

Automobiles - Cost	39,208	37,631
Automobiles - Accumulated Depr	(39,208)	(37,631)
Automobiles - Net	-	-

Furniture equipment - Cost	23,417	5,857
Furniture equipment - Accumulated Depr	(5,364)	(4,009)
Furniture equipment - Net	18,053	1,848

Total Fixed Assets - Net	$149,906	$73,181

NOTE 6 – LEASEHOLD IMPROVEMENTS

Leasehold Improvements include the following:

	Feb. 28, 2011	Aug. 31, 2010

Cost	$44,814	$-
Accumulated Amortization	(7,469)	-

Leasehold Improvement, Net	$37,345	$-

The amortization expense for the six months ended February 28, 2011 and 2010 were $7,382 and $0, respectively.

NOTE 7– PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totaled $28,735 and $45,282 as of February 28, 2011 and August 31, 2010, respectively. These accounts consist primarily of payables for professional and consulting services.

NOTE 8 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

	Feb. 28, 2011	Aug. 31, 2010

Ling Liu (a)	$13,696	$13,145

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of February 28, 2011 and August 31, 2010.

NOTE 9 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The loan is currently past due, and the Company imputed $1,366 interest for the six months ended February 28, 2011.  The balance due under the loan facility as of February 28, 2011 and August 31, 2010 is $42,516 and $30,158, respectively.

NOTE 10 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

NOTE 11 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

Customer	Feb. 28, 2011	Aug. 31, 2010

Shenzhen Tencent Computer System Co., Ltd	100%	100%

The Company’s revenue by customer is as follows:

	For the Six Month Ended
Castomer	Feb. 28, 2011	Aug. 31, 2010

Shenzhen Tencent Computer System Co., Ltd	100%	100%

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

As used in this quarterly report, the terms "we", "us", "our" and "our company", mean Amico Games Corp. a Nevada corporation and our wholly owned subsidiary Vodafun Limited, a British Virgin Islands corporation, unless otherwise indicated.

Overview

We were incorporated under the name Destiny Minerals Inc. on February 12, 2008 under the laws of the State of Nevada.  On September 23, 2009 we filed an amendment to our articles of incorporation to change our name to Amico Games Corp. and on November 27, 2009 we entered into a share exchange agreement with Vodafun Limited, our wholly owned subsidiary.  The closing of the transactions contemplated by the share exchange agreement occurred on December 31, 2009, at which time we adopted the business of Vodafun.  We are engaged in the development and distribution of mobile phone games for the Chinese market.

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

Our principal offices are located at 2nd Floor, Zhonhshan Avenue No. 238, Tianhe District, Guangzhou, Canton Province, China 510630.  Our telephone number is (8620) 8556 2666.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Our results of operations are summarized below:

Results of Operations for the three months ended February 28, 2011 and 2010

	Three Months Ended February 28, 2011 ($)	Three Months Ended February 28, 2010 ($)
Revenue	617,835	458,076
Expenses	682,598	587,530
Income (Loss) from Operations	(64,763)	(129,454)

During the three months ended February 28, 2011, we earned revenue of $617,835 compared to $458,076 during the same period in 2010. The revenues were generated through sales of our mobile phone games; an increase of 34.88%, which is primarily attributed to an increase in sales. For the three months ended February 28, 2011 we incurred a loss from operations of $64,763. During the same period in 2010 we incurred loss from operations of $129,454. The primary reason for the loss during the period ended February 28, 2011 was due to selling expenses and general and administrative expenses.

Expenses

Our operating expenses for the three month periods ended February 28, 2011 and 2010 are outlined in the table below:

	For the Three Months Ended February 28,
	2011	2010	Difference
	($)	($)	($)
Selling expenses	274,182	165,472	108,710
General and administrative expenses	400,045	417,733	(17,688)
Depreciation of property, plant and equipment	8,371	4,325	4,046
Total Expenses	682,598	587,530	95,068

Our expenses during the three month period ended February 28, 2011 consisted of $274,182 selling expenses, $400,045 in general and administrative expenses and $8,371 in depreciation.  Comparatively, our expenses during the three month period ended February 28, 2010 consisted of $165,472 selling expenses, $417,733 in general and administrative expenses and $4,325 in depreciation. The increase in expenses was primarily due to an increase in selling expenses and depreciation of property, plant and equipment.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the six months ended February 28, 2011 and 2010

	Six Months Ended February 28, 2011 ($)	Six Months Ended February 28, 2010 ($)
Revenue	1,081,085	925,602
Expenses	1,152,992	906,778
Income (Loss) from Operations	(71,907)	18,824

During the six months ended February 28, 2011, we earned revenue of $1,081,085 compared to $925,602 during the same period in 2010. The revenues were generated through sales of our mobile phone games; an increase of 16.8%, which is primarily attributed to an increase in sales. For the six months ended February 28, 2011 we incurred a loss from operations of $71,907. During the same period in 2010 we realized income from operations of $18,824. The primary reason for the loss during the period ended February 28, 2011 was due to an increase in selling expenses and general and administrative expenses.

Expenses

Our operating expenses for the six month periods ended February 28, 2011 and 2010 are outlined in the table below:

	For the Six Months Ended February 28,
	2011	2010	Difference
	($)	($)	($)
Selling expenses	455,493	307,396	148,097
General and administrative expenses	684,134	590,696	93,438
Depreciation of property, plant and equipment	13,365	8,686	4,679
Total Expenses	1,152,992	906,778	246,214

Our expenses during the six month period ended February 28, 2011 consisted of $455,493 selling expenses, $684,134 in general and administrative expenses and $13,365 in depreciation.  Comparatively, our expenses during the six month period ended February 28, 2010 consisted of $307,396 selling expenses, $590,696 in general and administrative expenses and $8,686 in depreciation. The increase in expenses was primarily due to increased selling expenses and general and administrative expenses.

 Liquidity and Capital Resources

As of February 28, 2011 we had cash and cash equivalents of $215,977 and a working capital surplus of $439,239.

For the six months ended February 28, 2011, we used net cash of $138,183 in operating activities, compared to net cash provided by operating activities of $268,682 during the same period in 2010. The decrease of cash provided by operating activities for the three months ended February 28, 2011 was primarily due to a decrease in accounts receivable of $82,431 compared to the same period in 2010.

During the six months ended February 28, 2011, we spent $130,453 on investing activities compared to $17,750 spent during the same period in 2010.  These amounts were spent on purchases of equipment and leasehold improved additions.

During the six months ended February 28, 2011, net cash was provided from financing activities of $12,358, compared to $272,344 used during the same period in fiscal 2010.

Our cash level decreased by $228,729 during the six months ended February 28, 2011.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Our company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd. (“Tencent”). As of February 28, 2011, there were four cell phone games of our company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.  At the time of purchase of these virtual goods or the use of text messages, the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Foreign Currency Translation

The functional currency of our company is the Renminbi (“RMB”), the PRC’s currency. Our company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

The exchange rates for the balance sheets in effect at February 28, 2011 and August 31, 2010 were RMB 1 for 0.152169 and $0.146051, respectively. The average rates used to convert income and expense for the six months ended February 28, 2011 and 2010 were RMB 1 for $0.150393 and $0.146461, respectively.

Earnings Per Share

Our company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Our company does not have any potentially issuable shares.  For the six months ended February 28, 2011 and 2010, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Tian Yuan and Vodafun Limited, dated November 27, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 30, 2009)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Amico Games Corp. (formerly Destiny Mining Inc.) (incorporated by reference to our Registration Statement on Form S-1 filed on June 16, 2008)
3.2	Articles of Merger filed with the Nevada Secretary of State on September 23, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2009)
3.3	Certificate of Change filed with the Nevada Secretary of State on September 22, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2009)
3.4	Bylaws of Amico Games Corp. (formerly Destiny Mining Inc.) (incorporated by reference to our Registration Statement on Form S-1 filed on June 16, 2008)
(10)	Material Contracts
10.1
Consulting Services Agreement between Vodafun Limited and Galaxy Software (Guangzhou) Limited dated April 15, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)

10.2
Business Operating Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)

10.3
Equity Pledge Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)

10.4
Exclusive Option Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)

10.5
Voting Right Proxy Agreement between Vodafun Limited, Galaxy Software (Guangzhou) Limited and the Shareholders of 100% of Galaxy Software (Guangzhou) Limited’s stock dated April 15, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)

10.6	Share Cancellation and Debt Assumption Agreement with Emad Petro dated December 31, 2009. (incorporated by reference to our Current Report on Form 8-K filed on January 1, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on June 26, 2009)
21	List of Subsidiaries
21.1	Vodafun Limited, a British Virgin Islands corporation
(31)	Rule 12a-14(a)/15d-14(a) Certification
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMICO GAMES CORP.
(Registrant)

Date: April 14, 2011	/s/ Peter Liu
Peter Liu
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2011	/s/ Wing Kuen Ha
Wing Kuen Ha
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)