Form 10-Q
period 2011-05-31
AMICO GAMES CORP.
filed 2011-07-14
CIK 1435772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Non-accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  ☐ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

219,000,000 common shares issued and outstanding as of July 13, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended May 31, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMICO GAMES CORP
Consolidated Balance Sheets

	May 31,	Aug. 31,
	2011	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$347,825	$444,706
Accounts receivable, net	313,809	271,651
Due from stockholders	25,930	13,145
Prepaid expenses and other receivables	12,134	58,558
Total Current Assets	699,698	788,060

Property, plant and equipment, net	179,243	73,181
Intangible assets	432	488
Leasehold improvements, net	34,091	-
Security deposits	30,419	-
Total Assets	$943,883	$861,729

Current Liabilities
Payables and accrued liabilities	$146,240	$45,282
Due to related parties (S/T)	13,891	13,145
Other taxes payable	20,901	11,124
Wages payable	99,477	64,329
Loan facility	43,277	30,158
Total Current Liabilities	323,786	164,038

Total Liabilities	$323,786	$164,038

Stockholders' Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	$-	$-
Common stock, 600,000,000 shares authorized, $0.00001 par value; 219,000,000 shares issued and outstanding	2,190	2,190
Additional paid in capital	280,158	280,158
Accumulated other comprehensive income	52,242	10,477
Retained earnings	285,507	404,866
Total Stockholders' Equity	620,097	697,691

Total Liabilities and Stockholders' Equity	$943,883	$861,729

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Revenue	$773,562	$501,550	$1,854,647	$1,427,152
Operating Costs and Expenses:
Selling expenses	397,853	83,084	853,346	390,480
A&G expenses	407,371	190,418	1,091,505	781,114
Depreciation of property, plant and equipment	10,361	3,523	23,726	12,209
Total operating costs and expenses	815,585	277,025	1,968,577	1,183,803
Income (Loss) From Operations	(42,023)	224,525	(113,930)	243,349

Interest income	(268)	(136)	(852)	(528)
Interest expenses	694	105	2,060	1,127
Income (Loss) Before Income Taxes	(42,449)	224,556	(115,138)	242,750
Income Tax Expense(benefit)
Current	4,221	4,527	4,221	27,085
Deferred tax expense(benefit)	-	-	-	-

Net Income (Loss)	$(46,670)	$220,029	$(119,359)	$215,665

Earnings (Loss) Per Share, Basic and Diluted	(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	219,000,000	219,000,000	219,000,000	194,387,912

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31,
	2011	2010

Operating activities
Net (Loss) Income	$(119,359)	$215,665
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	23,726	12,209
Amortization of intangible assets	82	1
Amortization of leasehold improvements	11,140	-
Common stock issued for services	-	174,000
Changes in operating assets and liabilities:
Accounts receivable, net	(42,158)	54,702
Prepaid expenses and other receivables	46,424	3,183
Accounts payable and other accrued liabilities	145,883	14,260
Deferred tax	-	11,119
Security deposits	(30,419)	-

Net cash provided by operating activities	35,319	485,139
Investing activities
Property, plant and equipment additions	(123,625)	(43,619)
Lease improvement additions	(44,560)	-

Net cash used in investing activities	(168,185)	(43,619)
Financing activities
Payment of dividend	-	(289,203)
Proceeds from borrowing on loan facility	13,119	105,000
Principal payments on loan facility	-	(78,992)
Loan made to stockholders	(12,039)	(17,608)
Proceeds from related parties	-	5
Net cash provided by financing activities	1,080	(280,798)

Effect of exchange rate changes on cash and cash equivalents	34,905	(195)

Increase (decrease) in cash and cash equivalents	(96,881)	160,527

Cash and cash equivalents, beginning of year	444,706	191,470

Cash and cash equivalents, end of year	$347,825	$351,997

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$4,221	$11,433

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Nine Months Ended May 31, 2011 (Unaudited) and the Year Ended August 31, 2010

	Common Stock			Accumulated
			Additional	Other			Comprehensive
	Shares	Par	Paid-In	Comprehensive	Retained		Income
		($0.00001)	Capital	Income	Earnings	Total	(Loss)

Balance as of August 31, 2009	163,500,000	$1,635	$106,713	$12,344	$80,516	$201,208

Effect of reverse merger	54,600,000	546	(546)			-

Common shares issued for services	900,000	9	173,991			174,000

Net income for the year ending					324,350	324,350	$324,350

Foreign currency translation adjustment				(1,867)		(1,867)	(1,867)

Balance as of August 31, 2010	219,000,000	$2,190	$280,158	$10,477	$404,866	$697,691	$322,483

Net loss for the nine months ending					(119,359)	(119,359)	$(119,359)

Foreign currency translation adjustment				41,765		41,765	41,765

Balance as of May 31, 2011 (Unaudited)	219,000,000	$2,190	$280,158	$52,242	$285,507	$620,097	$(77,594)

The accompanying notes are an integral part of these financial statements.

AMICO GAMES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  The Company did not have any cash equivalents as of May 31, 2011 and August 31, 2010.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results.  The company’s allowance for doubtful accounts is $0 at May 31, 2011 and August 31, 2010.

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

Revenue Recognition

The Company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of May 31, 2011, there were four cell phone games of the Company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages, the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

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

The exchange rates for the balance sheets in effect at May 31, 2011 and August 31, 2010 were RMB 1 for 0.154347 and $0.146051, respectively. The average rates used to convert income and expense for the nine months ended May 31, 2011 and 2010 were RMB 1 for $0.151307 and $0.146469, respectively.

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

Earnings (Loss) Per Share

The Company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  The Company does not have any potentially issuable shares.  For the nine months ended May 31, 2011 and 2010, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

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

The standard issued by the FASB, “The Fair Value Option for Financial Assets and Financial Liabilities,” codified with ASC 825, concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended May 31, 2011 and August 31, 2010, there were no applicable items on which the fair value option was elected.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Accounts receivable at May 31, 2011 and August 31, 2010 were $313,809 and $271, 651, respectively which mainly consisted of amounts due from Shenzhen Tencent Computer System Co., Ltd. and Beijing Shenzhoufu Technology Co., Ltd.

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

NOTE 3 – DUE FROM STOCKHOLDERS

Due from stockholders was $25,930 and $13,145 as of May 31, 2011 and August 31, 2010, respectively. This is non-interest bearing loan and the expiration date is December 31, 2011.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables totaled $12,134 and $58,558 as of May 31, 2011 and August 31, 2010, respectively, as follows:

	May 31,	Aug. 31,
	2011	2010

Prepaid Expenses	$11,393	$49,536
Other Receivables	741	9,022
Total Prepaids and Other Receivables	$12,134	$58,558

The prepaid expenses were prepayments for networking and office equipment the following fiscal year.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	May 31,	Aug. 31,
	2011	2010

office equipment - Cost	$103,651	$54,105
office equipment- Accumulated Depr	(53,071)	(44,358)
office equipment - Net	50,580	9,747

electronic equipment- Cost	157,320	90,127
electronic equipment - Accumulated Depr	(45,780)	(28,541)
electronic equipment - Net	111,540	61,586

Automobiles - Cost	39,769	37,631
Automobiles – Accumulated Depr	(39,769)	(37,631)
Automobiles - Net	-	-

furniture equipment - Cost	23,752	5,857
furniture equipment - Accumulated Depr	(6,629)	(4,009)
furniture equipment - Net	17,123	1,848

Total Fixed Assets - Net	$179,243	$73,181

NOTE 6 – LEASEHOLD IMPROVEMENTS

Leasehold Improvements include the following:

	May 31,	Aug. 31,
	2011	2010

Cost	$45,455	$-
Accumulated Amortization	(11,364)	-

Leasehold Improvement, Net	$34,091	-

The amortization expense for the nine months ended May 31, 2011 and 2010 were $11,140 and $0, respectively.

NOTE 7– PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities totaled $146,240 and $45,282 as of May 31, 2011 and August 31, 2010, respectively. These accounts consist primarily of payables for marketing fee as well as professional and consulting services.

NOTE 8 – DUE TO RELATED PARTIES

Due to related parties consists of the following:

	May 31,	Aug. 31,
	2011	2010

Ling Liu (a)	$13,891	$13,145

(a)  Company’s shareholder.

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s operational needs.  The Company has not recorded any imputed interest on the balances, as any amounts would be immaterial to the consolidated financial statements as of May 31, 2011 and August 31, 2010.

NOTE 9 – LOAN FACILITY

On October 7, 2009, the Company entered into an agreement whereby it has access to a $150,000 loan facility.  Under the terms of the loan facility, any amounts borrowed would be due within 6 months of the original date of the agreement.  The due date is April 7, 2010.  The loan facility is non-interest bearing, except in the event of default, in which an interest rate of 9% per annum will be charged until the loan is repaid.  The loan is currently past due, and the Company imputed $2,060 interest for the nine months ended May 31, 2011.  The balance due under the loan facility as of May 31, 2011 and August 31, 2010 is $43,277 and $30,158, respectively.

NOTE 10 – LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

NOTE 11 – CUSTOMER CONCENTRATIONS

The Company’s accounts receivable by customer are as follows:

	May 31,	Aug 31,
Customer	2011	2010

Shenzhen Tencent Computer System Co., Ltd	54%	100%
Beijing Shenzhoufu Technology Co., Ltd	41%	-

The Company’s revenue by customer is as follows:

	For the Nine Months Ended
	May 31,	May 31,
Customer	2011	2010

Shenzhen Tencent Computer System Co., Ltd	56%	100%
Beijing Shenzhoufu Technology Co., Ltd	40%	-

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

Our principal offices are located at 2nd Floor, Zhongshan Avenue No. 238, Tianhe District, Guangzhou, Canton Province, China 510630.  Our telephone number is (86) 20 8556 2666.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Our results of operations are summarized below:

Results of Operations for the three months ended May 31, 2011 and 2010

	Three Months Ended May 31, 2011 ($)	Three Months Ended May 31, 2010 ($)
Revenue	773,562	501,550
Expenses	815,585	277,025
Income (Loss) from Operations	(42,023)	224,525

During the three months ended May 31, 2011, we earned revenue of $773,562 compared to $501,550 during the same period in 2010. The revenues were generated through sales of our mobile phone games; an increase of 54.23%, which is primarily attributed to an increase in sales. For the three months ended May 31, 2011 we incurred a loss from operations of $42,023. During the same period in 2010 we realized income from operations of $224,525. The primary reason for the loss during the period ended May 31, 2011 was due to an increase in selling expenses and administrative and general expenses.

Expenses

Our operating expenses for the three month periods ended May 31, 2011 and 2010 are outlined in the table below:

	For the Three Months Ended May 31,
	2011	2010	Difference
	($)	($)	($)
Selling expenses	397,853	83,084	314,769
General and administrative expenses	407,371	190,418	216,953
Depreciation of property, plant and equipment	10,361	3,523	6,838
Total Expenses	815,585	277,025	538,560

Our expenses during the three month period ended May 31, 2011 consisted of $397,853 selling expenses, $407,371 in general and administrative expenses and $10,361 in depreciation.  Comparatively, our expenses during the three month period ended May 31, 2010 consisted of $83,084 selling expenses, $190,418 in general and administrative expenses and $3,523 in depreciation. The increase in expenses was primarily due to an increase in selling expenses and administrative and general expenses.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the nine months ended May 31, 2011 and 2010

	Nine Months Ended May 31, 2011 ($)	Nine Months Ended May 31, 2010 ($)
Revenue	1,854,647	1,427,152
Expenses	1,968,577	1,183,803
Income (Loss) from Operations	(113,930)	243,349

During the nine months ended May 31, 2011, we earned revenue of $1,854,647 compared to $1,427,152 during the same period in 2010. The revenues were generated through sales of our mobile phone games; an increase of 29.95%, which is primarily attributed to an increase in selling expenses and administrative and general expenses. For the nine months ended May 31, 2011 we incurred a loss from operations of $113,930. During the same period in 2010 we realized income from operations of $243,349. The primary reason for the loss during the period ended May 31, 2011 was due to an increase in selling expenses and administrative and general expenses.

Expenses

Our operating expenses for the nine month periods ended May 31, 2011 and 2010 are outlined in the table below:

	For the Nine Months Ended May 31,
	2011	2010	Difference
	($)	($)	($)
Selling expenses	853,346	390,480	462,866
General and administrative expenses	1,091,505	781,114	310,391
Depreciation of property, plant and equipment	23,726	12,209	11,517
Total Expenses	1,968,577	1,183,803	784,774

Our expenses during the nine month period ended May 31, 2011 consisted of $853,346 selling expenses, $1,091,505 in general and administrative expenses and $23,726 in depreciation.  Comparatively, our expenses during the nine month period ended May 31, 2010 consisted of $390,480 selling expenses, $781,114 in general and administrative expenses and $12,209 in depreciation. The increase in expenses was primarily due to an increase in selling expenses and administrative and general expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	May 31,	August 31,
	2011	2010
Current assets	$699,698	$788,060
Current liabilities	$323,786	$164,038
Working capital	$375,912	$624,022

Cash Flows

	Three Months Ended
	May 31,
	2011	2010
Cash flows provided by (used in) operating activities	$35,319	$485,139
Cash flows provided by (used in) investing activities	$(168,185)	$(43,619)
Cash flows provided by (used in) financing activities	$1,080	$(280,798)
Effect of exchange rate changes on cash and cash equivalents	$34,905	$(195)
Increase (decrease) in cash and cash equivalents	$(96,881)	$160,527

As of May 31, 2011 we had cash and cash equivalents of $347,825 and a working capital surplus of $375,912.

For the nine months ended May 31, 2011, net cash provided by operating activities was $35,319, compared to net cash provided by operating activities of $485,139 during the same period in 2010. The decrease of cash provided by operating activities for the nine months ended May 31, 2011 was primarily due to net loss of $119,359 compared to the same period in 2010.

During the nine months ended May 31, 2011, we spent $168,185 on investing activities compared to $43,619 spent during the same period in 2010.  These amounts were spent on purchases of equipment and leasehold improved additions.

During the nine months ended May 31, 2011, net cash provided by financing activities was $1,080, compared to $280,798 used during the same period in fiscal 2010.

Our cash level decreased by $96,881 during the nine months ended May 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  Our company did not have any cash equivalents as of May 31, 2011 and August 31, 2010.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, our company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our company’s operating results.  Our company’s allowance for doubtful accounts is $0 at May 31, 2011 and August 31, 2010.

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

Intangible Assets and Long-Lived Assets

Our company has one category of intangible assets, application fee for the copyright of cell phone games, which is amortized using the straight-line method over approximately 10 years, which is the estimated economic life of the asset.  Our company evaluates long-lived assets for impairment annually.

Leasehold Improvements

Leasehold improvements are recorded at cost and amortized over the length of the lease which is a three year period beginning in September 2010.

Revenue Recognition

Our company generally recognizes revenue when its products are sold and splits the revenue earned with its partners that provide the platform for its software applications, the largest of which is Shenzhen Tencent Computer System Co., Ltd (“Tencent”). As of May 31, 2011, there were four cell phone games of our company in operation, which are Miracle Journey to the West, Journey to the West Online, Fantasy Wulin, and Journey to the West: déjà vu. These games are downloadable to the mobile hand set of the end users for free. Revenue is recognized when the end users purchase virtual in-game goods to enhance the competence of their game characters or send text messages to other game players.    At the time of purchase of these virtual goods or the use of text messages, the following criteria of SAB 104 are met: 1) an arrangement exists, 2) the sales prices is fixed and determinable, 3) goods and services have been delivered, and 4) collectability is reasonably assured.  At this point, the revenue earnings process is complete and revenue is recognized.  There are no dual revenue components and their revenue process is complete and therefore no revenue deferral is necessary.

Comprehensive Income

Our company has adopted the standard issued by the FASB, “Reporting Comprehensive Income,” codified with ASC 220, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

The exchange rates for the balance sheets in effect at May 31, 2011 and August 31, 2010 were RMB 1 for 0.154347 and $0.146051, respectively. The average rates used to convert income and expense for the nine months ended May 31, 2011 and 2010 were RMB 1 for $0.151307 and $0.146469, respectively.

Stock Options and Similar Equity Instruments

Our company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the standard issued by the FASB "Share-Based Payment," codified with ASC 220. The standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. Our company does not have any instruments subject to compliance with this standard.

Income Taxes

Our company accounts for income taxes in accordance with the standard issued by the FASB, “Accounting for Income Taxes,” codified with ASC 740, and related FASB interpretation. In accordance with this standard, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings (Loss) Per Share

Our company has adopted the provisions of standard issued by the FASB, “Earnings Per Share,” codified with ASC 260, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Our company does not have any potentially issuable shares.  For the nine months ended May 31, 2011 and 2010, basic and diluted earnings (loss) per share are $0.00 and $0.00, respectively.

Fair Value of Financial Instruments

Our company adopted the standard issued by the FASB, “Fair Value Measurements,” codified with ASC 820, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The standard issued by the FASB, “The Fair Value Option for Financial Assets and Financial Liabilities,” codified with ASC 825, concerning the fair value option for financial assets and liabilities, became effective for our company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended May 31, 2011 and August 31, 2010, there were no applicable items on which the fair value option was elected.

Concentrations of Credit Risk

Our company's operations are carried out in the PRC. Accordingly, our company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. Our company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. Our company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of our company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. Our company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of our company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. Our company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  Accounts receivable at May 31, 2011 and August 31, 2010 were $319,486 and $271, 651, respectively which mainly consisted of amounts due from Shenzhen Tencent Computer System Co., Ltd. and Beijing Shenzhoufu Technology Co., Ltd.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

AMICO GAMES CORP.
(Registrant)

Date: July 14, 2011	/s/ Peter Liu
Peter Liu
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2011	/s/ Wing Kuen Ha
Wing Kuen Ha
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)